Form 10-Q
period 1995-03-31
HOSPOSABLE PRODUCTS INC
filed 1995-05-15
CIK 48569

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549
                                FORM 10-Q

     (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1995

          Commission file number         19862-8740
                        HOSPOSABLE PRODUCTS, INC.
           (Exact name of registrant as specified in its charter)

                  New York                11-2236837
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)    Identification No.)

     100 Readington Road  Somerville, New Jersey   08876
      (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number including area code 908-707-1800

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X}        No [ ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                   Class             Outstanding at May 11, 1995
     Common Stock, $.01 par Value      1,692,476

                   HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

QUARTER ENDED MARCH 31, 1995

Part I - F                   inancial Information


Item 1.   Financial statements.

The attached unaudited consolidated financial statements of Hosposable Products,Inc.("Hosposable") and Subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim periods.

          Consolidated balance sheets                  3-4

          Consolidated statements of operations         5

          Consolidated statements of cash flows        6-7

          Notes to consolidated financial statements   8-9

Item 2. Management's discussion and analysis of financial condition and results of operations.

                    PART 1. FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS

                   HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                            March 31,         December 31,
                                               1995             1994
                                             (unaudited)       (See note
                                                                 below)
Current assets:
  Cash and cash equivalents             $        402,705    $       25,178
  Marketable securities                        2,149,058         2,412,169
  Receivables:
    Trade accounts                             4,148,328         4,143,326
    Other                                         83,553            49,061
                                               4,231,881         4,192,387
    Less: allowance for doubtful
           accounts                               77,300           118,759
                                               4,154,581         4,073,628
  Inventories:
    Raw materials                              3,274,890         2,812,716
    Finished goods                             1,173,271         1,062,639
                                               4,448,161         3,875,355
  Prepaid income taxes                              -               83,686
  Prepaid expenses and other                     361,580           318,043
     Total current assets                     11,516,085        10,788,059

Property, plant and equipment                 15,470,201        15,344,766
  Less: accumulated depreciation
    and amortization                           6,093,319         5,933,940
     Net property, plant and
        equipment                              9,376,882         9,410,826

Acquisition escrow fund                          816,216         1,060,083
Other assets                                     325,525           312,785
     Total assets                       $     22,034,708    $   21,571,753

Note: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.
                         See accompanying notes.

                   HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                            March 31,        December 31,
                                              1995             1994
                                          (unaudited)        (See note
                                                                 below)
Current liabilities:
  Current maturity of
   long-term debt                       $        340,000    $      340,000
  Current portion of capitalized
   lease obligations                               7,312             7,312
  Accounts payable-trade                       1,940,565         1,615,931
  Accrued expenses                               958,922           973,995
  Income taxes payable                            56,861             -
     Total current liabilities                 3,303,660         2,937,238

Long-term debt, excluding current
  maturity                                     4,552,907         4,637,274
Capitalized lease obligations,
  excluding current portion                       11,944            15,013

Deferred income taxes                            566,996           580,596

Stockholders' equity:
  Common stock, par value
    $.01 per share                                17,037            17,037
  Additional paid-in capital                   6,894,249         6,894,249
  Retained earnings                            6,719,445         6,521,876
  Less:Cost of 11,200 shares of
       common stock held in treasury             (31,530)          (31,530)
      Total stockholders' equity              13,599,201        13,401,632
      Total liabilities and
       stockholders' equity             $     22,034,708    $   21,571,753

Note: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.
                    See accompanying notes.



                            HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE MONTHS ENDED MARCH 31, 1995 AND 1994
(unaudited)

                                         1995               1994
Net sales                          $  9,628,562    $    8,397,880

Cost of sales                         7,627,570         6,383,629

 Gross profit                         2,000,992         2,014,251

Selling, general and administrative
  expenses                            1,691,371         1,556,065

 Operating income                       309,621           458,186

Other income (expense):

  Interest income                        44,391            72,214
  Interest expense                      (73,467)         (115,911)
  Other                                  45,935           131,970
                                         16,859            88,273
Income before income taxes              326,480           546,459

Income tax expense (benefit):
  Current                               142,510           218,370
  Deferred                              (13,600)           (2,108)
                                        128,910           216,262

Net income                     $        197,570    $      330,197

Net income per share-primary
and fully diluted              $            .12    $          .19

Weighted average number of common
 and common equivalent shares         1,692,476         1,714,073

See accompanying notes.



                          HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                           THREE MONTHS ENDED MARCH 31, 1995 AND 1994
(unaudited)


                                                                          1995              1994
Cash flows from operating activities:
  Net income                            $        197,570    $      330,197
  Adjustments to reconcile net
   income to net cash provided by (used
   in) operating activities -
   Depreciation and amortization                 258,732           241,758
   Loss on sale of equipment                      33,425              -
   Provision for doubtful accounts                 5,700             3,000
   Deferred income tax (benefit)                 (13,600)           (2,108)
   Changes in assets and liabilities-
    (Increase) decrease in-
       Accounts receivable, trade                (52,161)         (705,471)
       Other accounts receivable                 (34,492)            8,782
       Inventories                              (572,806)         (555,635)
       Prepaid income taxes                       83,686              -
       Prepaid expenses and other                (61,364)          (99,860)
     Increase (decrease) in -
       Accounts payable and accrued
         expenses                                309,561           709,367
       Income taxes payable                       56,861            90,793

          Total adjustments                       13,542          (309,374)


          Net cash provided by
           operating activities                  211,112            20,823

Cash flows from investing activities:
  Capital expenditures                          (382,494)         (506,337)
  Proceeds from sale of equipment                130,000              -
  Sale of marketable securities                  263,111           276,448
          Net cash provided by(used in)
           investing activities                   10,617          (229,889)



                   HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (unaudited)
                                              1995                1994

Cash flows from financing activities:
  Utililization of acquisition escrow   $        243,867    $        -
   fund
  Principal payments under borrowing
   agreements                                    (85,000)        (252,784)
  Principal payments under capital lease
    obligations                                   (3,069)          (2,761)
       Net cash provided by (used in)
         financing activities                    155,798         (255,545)

       Net increase(decrease)in cash
              and cash equivalents               377,527         (464,611)

Cash and cash equivalents, beginning of
      year                                        25,178          816,188

Cash and cash equivalents,
      March 31                          $        402,705   $      351,577


Supplemental disclosure of cash flow
 information:
  Cash paid during the three months for -
     Interest                           $         63,447    $     106,416
     Income taxes                                  1,966          136,046
                                        $         65,413    $     242,462


                            See accompanying notes.

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THREE MONTHS ENDED MARCH 31, 1995 AND 1994

Note 1 - Basis of Presentation:

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Article 10 of Regulation S - X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial state-ments. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months ended March 31, 1995 and 1994. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results which may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1994.

Note 2 - Long-Term Debt:

          In December 1993,the Company entered into a loan agreement with the New Jersey Economic Development Authority (the "Authority") and a bank, whereby the Authority issued Economic Development Bonds with an aggregate principal amount of $5,325,000 to be loaned to the Company to finance the acquisition of a building and the land on which it is situated, as well as to purchase machinery and equipment to add a
     production line.   As of March 31, 1995, total proceeds of approxi-
     mately $4,444,000 had been distributed to the Company in order to complete its purchase of the above mentioned land and building and machinery and equipment. The remaining balance is held in escrow, as indicated in the accompanying consolidated balance sheets and will be distributed to the Company as new machinery and equipment is purchased.

                  HOSPOSABLE PRODUCTS, INC AND SUBSIDIARIES

                     THREE MONTHS ENDED MARCH 31, 1995 AND 1994


Note 2 - Long-Term Debt (continued):

     The bonds are secured by a letter of credit provided by a bank which has obtained: (i) a first mortgage and security interest on the building and the land that was acquired; (ii) an assignment of all of the Company's right, title and interest in and to all leases with respect to the building and the land; and (iii) a security interest in any machinery and equipment purchased with a portion of the bond proceeds.

          The agreement contains several restrictive financial covenants which include: (i) minimum net worth requirement;(ii) maximum leverage ratio; (iii) minimum debt service coverage ratio; (iv) minimum current ratio; and (v) maximum amount of annual capital expenditures.

          The remaining bond maturity dates range from December 1, 1995 to December 1, 2013, and bear interest at fixed rates from 3.6% to 5.7%. The bonds mature at various amounts throughout this period ranging from $140,000 to $940,000. The bonds maturing December 1, 2007, 2009 and 2013 are to be redeemed commencing December 1, 2005 and on each December 1 thereafter through sinking fund payments ranging from $165,000 to $255,000.

          During June 1994, the Company repaid the remaining balance of its revolving debt with First Fidelity Bank, N.A., New Jersey. The outstanding debt of $1,315,417 was secured by essentially all of the assets of the Company's wholly owned subsidiary, IFC Disposables, Inc. ("IFC").

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

The following information should be read in conjunction with the accompany-ing unaudited financial statements and the notes thereto included in Item 1 of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Results of Operations

Three Months Ended March 31, 1995 Compared With Three Months Ended March
31,1994

Sales for the three months ended March 31,1995 were $9,628,562 as compared with $8,397,880 in 1994. The increase of 14.7% resulted from stronger sales in all operating divisions.

Cost of sales for the three months ended March 31, 1995 increased to 79.2% of sales compared with 76.0% in 1994. The increase resulted mainly from higher raw material costs, particularly for paper pulp.

Gross profit decreased to 20.8% of sales in the first quarter of 1995 as compared to 24.0% in 1994.

Selling, general and administrative expenses for the first quarter of 1995 amounted to $1,691,372 or 17.6% of sales compared to $1,556,065 or 18.5% in 1994.

The pre-tax profit earned in the first quarter of 1995 amounted to $326,480 compared to $546,459 in 1994, a decrease of 40.3%.

The other income (expense) category decreased in the first quarter of 1995 to $16,859 from $88,273 in 1994. Interest expense decreased to $73,467 in 1995 from $115,911 in 1994 as a result of revolving debt repayments during 1994 (see Liquidity and Capital Resources). Other income decreased from $131,970 in 1994 to $45,935 in 1995 due to short-term rental income of $59,274 in 1994 and loss on sale of equipment of $33,425 in 1995.

Net income for the three months ended March 31, 1995 amounted to $197,570 as compared with $330,197 in 1994, a decrease of 40.2%. Net income per share was $.12 in 1995 compared with $.19 in 1994 and reflects a weighted average of 1,692,476 shares outstanding in the 1995 period and 1,714,073 shares outstanding in 1994.

Liquidity and Capital Resources

          In December 1993, the Company entered into a loan agreement with the New Jersey Economic Development Authority (the "Authority") and a bank, whereby the Authority issued Economic Development Bonds with an aggregate principal amount of $5,325,000 to be loaned to the Company to finance the acquisition of a building and the land on which it is situated,(the "Branchburg Property"), as well as the purchase of machinery and equipment to add a production line. As of March 31, 1995 total proceeds of approximately $4,444,000 had been distributed to the Company in order to purchase the Branchburg Property and machinery and equipment. The remaining balance is held in escrow, as indicated in the accompanying consolidated balance sheets, and will be distributed to the Company as new machinery and equipment is purchased. The bonds are secured by a letter of credit provided by a bank which has obtained: (i) a first mortgage and security interest on the building and the land that was acquired; (ii) an assignment of all of the Company's right, title and interest in and to all leases with respect to the building and the land; and (iii) a security interest on machinery and equipment purchased with a portion of the bond proceeds.

          The agreement contains several restrictive financial covenants which include: (i) minimum net worth requirement;(ii) maximum leverage ratio; (iii) minimum debt service coverage ratio; (iv) minimum current ratio; and (v) maximum amount of annual capital expenditures.

          The remaining bond maturity dates range from December 1, 1995 to December 1, 2013, and bear interest at fixed rates from 3.6% to 5.7%. The bonds mature at various amounts throughout this period ranging from $140,000 to $940,000. The bonds maturing December 1, 2007, 2009 and 2013 are to be redeemed commencing December 1, 2005 and on each December 1 thereafter through sinking fund payments ranging from $165,000 to $255,000.

          During June 1994, the Company repaid the remaining balance of its revolving debt with First Fidelity Bank, N.A., New Jersey. The outstanding debt of $1,315,417 was secured by essentially all of the assets of the Company's wholly owned subsidiary, IFC.

          Funds for the Company's current operations are derived from the sale of its products and the ability, when necessary, to borrow on a secured line of credit with First Fidelity Bank, N.A., New Jersey. As of March 31, 1995, none of the above credit line was utilized.

          As a result, Company believes that it has adequate funds available to conduct and continue to expand its business and that of its subsidiaries. In addition, the Company believes that, if necessary, it will be able to make favorable financial arrangements for any future capital requirements.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
The Company is not involved in any material legal proceedings.

Items 2 - 6

Not applicable

                           HOSPOSABLE PRODUCTS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HOSPOSABLE PRODUCTS, INC.
                                     (Registrant)


Date: May 11, 1995       SIGNATURE: Leonard Schramm

                                    Leonard Schramm
                                    President and
                                    Chief Executive Officer