Form 10-Q
period 1995-06-30
HOSPOSABLE PRODUCTS INC
filed 1995-08-15
CIK 48569

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                              FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995
                         ---------------------------------------------

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                         -------------- ---------------------------
Commission file number          19862-8740
                   -----------------------------------------------------
                    HOSPOSABLE PRODUCTS, INC.
---------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

               New York            11-2236837
---------------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or organization)                No.)

 100 Readington Road     Somerville, New Jersey 08876
---------------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number including area code  908-707-1800
                                        ---------------------------

                         NONE
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
   ------    ------

          APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                    Outstanding at July 20, 1995
---------------------------------------------------------------------------
Common Stock, $.01 par Value            1,692,476

                HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                              FORM 10-Q

                    QUARTER ENDED JUNE 30, 1995

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

The attached unaudited consolidated financial statements of Hosposable Products, Inc.("Hosposable") and Subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operation results for the interim periods.

          Consolidated balance sheets                  3-4

          Consolidated statements of operations        5-6

          Consolidated statements of cash flows        7-8

          Notes to consolidated financial statements   9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                            ASSETS
                                               June 30,      December 31,
                                                1995           1994
                                         ---------------    ------------------
                                          (unaudited)       (see note
                                                               below)

                                                                >
Current assets:
  Cash and cash equivalents (deficiency)  $      (184,173)   $       25,178
                                           ---------------     ---------------
  Marketable securities                         2,190,596         2,412,169
                                           ---------------     ---------------
  Receivables:
  Trade account                                 4,207,011         4,143,326
  Other                                            50,797            49,061
                                          ---------------     ---------------
                                                4,257,808         4,192,387
  Less: allowance for doubtful
           accounts                                89,500           118,759
                                          ---------------     ---------------
                                                4,168,308         4,073,628
                                          ---------------     ---------------
  Inventories:
   Raw materials                                4,031,659         2,812,716
   Finished goods                               1,061,180         1,062,639
                                          ---------------     ---------------
                                                5,092,839         3,875,355
                                          ---------------     ---------------
  Prepaid income taxes                             45,651            83,686
   Prepaid expenses and other                     215,034           318,043
                                          ---------------     ---------------
     Total current assets                      11,528,255        10,788,059
                                          ---------------     ---------------

Property, plant and equipment                  16,022,612        15,344,766
  Less: accumulated depreciation
    and amortization                            6,347,660         5,933,940
                                          ---------------     ---------------
       Net property, plant and
         equipment                              9,674,952         9,410,826
                                          ---------------     ---------------

Acquisition escrow fund                           448,340         1,060,083
                                          ---------------     ---------------
Other assets                                      380,669           312,785
                                          ---------------     ---------------
     Total assets                         $    22,032,216    $   21,571,753
                                          ===============     ==============

Note: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.

                    See accompanying notes.

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                           June 30,         December 31,
                                               1995              1994
                                          -------------- ---------------
                                            (unaudited)      (See note
                                                               below)
Current liabilities:
  Current maturities of
   long-term debt                       $       340,000    $      340,000
Current portion of capitalized
   lease obligations                              7,312             7,312
  Accounts payable-trade                      2,165,439         1,615,931
  Accrued expenses                              812,827           973,995
     Total current liabilities                3,325,578         2,937,238
                                        ---------------     ---------------

Long-term debt, excluding current
  maturities                                  4,485,000          4,637,274
                                        ---------------     ---------------
Capitalized lease obligations,
  excluding current portion                      10,557             15,013
                                        ---------------     ---------------

Deferred income taxes                           553,398            580,596
                                        ---------------     ---------------
     Total liabilities                        8,374,533          8,170,121
                                        ---------------     ---------------
Stockholders' equity:
  Common stock, par value
    $.01 per share                               17,037             17,037
  Additional paid-in capital                  6,894,249          6,894,249
  Retained earnings                           6,777,927          6,521,876
  Less:Cost of 11,200 shares of
    common stock held in treasury               (31,530)          (31,530)
                                        ---------------     ---------------
     Total stockholders' equity              13,657,683         13,401,632
                                        ---------------     ---------------
     Total liabilities and
      stockholders' equity              $    22,032,216     $   21,571,753
                                        ===============     ===============

Note: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.

                    See accompanying notes.

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (unaudited)

                                              1995               1994
                                        ---------------     ---------------
Net sales                               $    19,968,212    $   16,615,264

Cost of sales                                16,161,251        12,720,135
                                        ---------------     ---------------

 Gross profit                                 3,806,961         3,895,129

Selling, general and administrative
  expenses                                    3,428,958         3,222,473
                                        ---------------     ---------------

 Operating income                               378,003           672,656
                                        ---------------     ---------------

 Other income (expense):

  Interest income                                87,029           130,444
  Interest expense                             (174,220)         (217,909)
  Other                                         126,483           263,784
                                        ---------------     ---------------
                                                 39,292           176,319
                                        ---------------     ---------------
Income before income taxes                      417,295           848,975
                                        ---------------     ---------------

    Income tax expense (benefit):
  Current                                       188,444           336,354
  Deferred                                      (27,200)           (4,214)
                                        ---------------     ---------------
                                                161,244           332,140
                                        ---------------     ---------------

Net income                              $       256,051     $     516,835
                                        ===============     ===============

Net income per share-primary
  and fully diluted                     $          0.15     $        0.30
                                        ===============     ===============

Weighted average number of common
  and common equivalent shares.               1,692,476         1,721,714
                                        ===============     ===============

                    See accompanying notes.

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

               THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                             (unaudited)

                                        1995                1994
                                   ---------------    ---------------
Net sales                          $    10,339,650    $    8,217,383
Cost of sales                            8,533,681         6,336,506
                                   ---------------     ---------------
Gross profit                             1,805,969         1,880,877

Selling, general and administrative
  expenses                               1,737,587         1,666,406
                                   ---------------     ---------------
Operating income                            68,382           214,471
                                   ---------------     ---------------


Other income (expense):
  Interest income                           42,638            58,230
  Interest expense                        (100,753)         (101,998)
  Other                                     80,548           131,813
                                   ---------------     ---------------
                                            22,433            88,045
                                   ---------------     ---------------
Income before income taxes                  90,815           302,516
                                   ---------------     ---------------

     Income tax expense (benefit):
  Current                                   45,934           117,984
  Deferred                                 (13,600)           (2,106)
                                   ---------------     ---------------
                                            32,334           115,878
                                   ---------------     ---------------

Net income                         $        58,481    $      186,638
                                   ===============     ===============

Net income per share-primary
  and fully diluted                $          0.03    $         0.11
                                   ===============     ===============

Weighted average number of common
  and common equivalent shares           1,692,476         1,728,784
                                   ===============     ===============

                    See accompanying notes.

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (unaudited)
                                             1995                1994
                                        ---------------     ---------------

Cash flows from operating activities:
Net income                              $       256,051     $       516,835
                                        ---------------     ---------------
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities
 Depreciation and amortization                  483,367             482,238
 Loss on sale of equipment                       33,425                -
 Provision for doubtful accounts                  5,700               6,000
 Deferred income tax expense (benefit)          (27,200)             (4,215)
  Changes in assets and liabilities -
  (Increase) decrease in -
    Accounts receivable, trade                  (75,306)            (18,625)
    Accounts receivable, othe                    (1,736)               -
    Inventories                              (1,217,484)           (262,923)
    Prepaid income taxes                         38,035                -
    Prepaid expenses and other                  103,009             (94,488)
  (Decrease) increase in -
    Accounts payable                            549,508             162,376
    Accrued expenses                           (161,168)            (90,932)
    Income taxes payable                          -                (162,333)
                                         ---------------     ---------------
       Total adjustments                       (269,850)             17,098
                                         ---------------     ---------------
       Net cash provided by (used in)
         operating activities                   (13,799)            533,933
                                         ---------------     ---------------

Cash flows from investing activities:
 Capital expenditures                          (934,254)         (1,628,044)
 Proceeds from sale of equipment                130,000              -
 Proceeds from the issue of common
  stock                                             -                 8,500
 Sale of marketable securities                  221,573           1,980,268
                                        ---------------     ---------------
       Net cash provided by (used in)
         investing activities                  (582,681)            360,724
                                        ---------------     ---------------

                    See accompanying notes.

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (unaudited)
                                           1995           1994
                                      --------------   ---------------
Cash flows from financing activities:
 Utilization of acquisition escrow
    fund                              $      611,743   $       226,386
 Borrowings                                   17,726              -
 Decrease (increase) in other assets         (67,884)            5,752
 Principal payments under borrowing
    agreements                              (170,000)       (1,792,885)
 Principal payments under capital
    lease obligations                         (4,456)           (5,597)
                                      ---------------     ---------------

       Net cash provided by (used in)
         financing activities                387,129        (1,566,344)
                                     ---------------     ---------------

       Net increase (decrease) in cash and
         cash equivalents                   (209,351)         (671,687)

Cash and cash equivalents, beginning
 of year                                      25,178           816,188
                                     ---------------     ---------------
Cash and cash equivalents, June 30   $      (184,173)    $     144,501
                                     ===============     ===============

Supplemental disclosure of cash flow
 information:
  Cash paid during the six months for
   Interest                          $       148,498     $     215,353
   Income taxes                               38,035           503,046
                                     ---------------     ---------------
                                     $       186,533     $     718,399
                                     ===============     ===============

                    See accompanying notes.

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 SIX MONTHS ENDED JUNE 30, 1995 AND 1994

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary to present fairly the financial position as of June 30, 1995, and 1994 and cash flows for the six months ended June 30, 1995 and 1994. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1994.


NOTE 2 - LONG-TERM DEBT:

     In December 1993, the Company entered into a loan agreement with the New Jersey Economic Development Authority (the "Authority") and a bank, whereby the Authority issued Economic Development Bonds with an aggregate principal amount of $5,325,000 to be loaned to the Company to finance the acquisition of a building and the land on which it is situated, as well as to purchase machinery and equipment to add a production line. As of June 30, 1995, total proceeds of approximately $4,877,000 had been distributed to the Company in order to complete its purchase of the above mentioned land and building and machinery and equipment. The remaining balance is held in escrow, as indicated in the accompanying consolidated balance sheets, and will be distributed to the Company as machinery and equipment is purchased.

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

     The agreement contains several restrictive financial covenants which include: (i) minimum net worth requirement; (ii) maximum leverage ratio; (iii) minimum debt service coverage ratio; (iv) minimum current ratio; and (v) maximum amount of annual capital expenditures.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THREE MONTHS ENDED JUNE
30,1994.

Sales for the three months ended June 30, 1995 were $10,339,650 as compared with $8,217,383 in 1994, an increase of 25.8%. The increase resulted from stronger sales in all operating divisions.

Cost of sales for the three months ended June 30, 1995 increased to 82.5% of sales compared with 77.1% in 1994. The increase resulted principally from higher raw material costs particularly for paper pulp.

Gross profit decreased to 17.5% of sales in the second quarter of 1995 as compared to 22.9% in 1994.

Selling, general and administrative expenses for the second quarter of 1995 totaled $1,737,587 or 16.8% of sales compared to $1,666,406 or 20.3% in 1994.

The other income (expense) category decreased in the second quarter of 1995 to $22,433 from $88,045 in 1994. Short term rental income in 1994 accounted for the difference.

The pre-tax profit earned in the second quarter of 1995 amounted to $90,815 compared to $302,516 in 1994, a decrease of 70.0%

Net income for the three months ended June 30, 1995 amounted to $58,481 compared to $186,638 for 1994 a decrease of 68.7%. Net income per share was $.03 in 1995 compared with $.11 in 1994 and reflects a weighted average of 1,692,476 shares outstanding in the 1995 period and 1,728,784 shares outstanding in 1994.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1994.

Sales for the six months ended June 30, 1995 were $19,968,212 as compared with $16,615,264 in 1994. The increase of 20.2% resulted from increases in all business sectors.

Cost of sales for the six months ended June 30, 1995 increased to 80.9% of sales compared with 76.6% in 1994. The increase resulted from increased raw material costs.

Gross profit decreased to 19.1% of sales for the six months ended June 30, 1995 as compared to 23.4% in 1994.

Selling, general and administrative expenses for the six months ended June 30, 1995 amounted to $3,428,958 or 17.2% of sales compared to $3,222,473 or 19.4%
in 1994.

The pre-tax profit earned for the six months ended June 30, 1995 amounted to $417,295 compared to $848,975 in 1994 a decrease of 50.8%

Net income for the six months ended June 30, 1995 amounted to $256,051 compared to $516,835 in 1994, a decrease of 50.5%. Net income per share was $.15 in 1995 compared with $.30 in 1994 and reflects a weighted average of 1,692,476 shares outstanding in 1995 and 1,721,714 shares outstanding in 1994.


LIQUIDITY AND CAPITAL RESOURCES

     In December 1993, the Company entered into a loan agreement with the New Jersey Economic Development Authority (the "Authority") and a bank, whereby the Authority issued Economic Development Bonds with an aggregate principal amount of $5,325,000 to be loaned to the Company to finance the acquisition of a building and the land on which it is situated (the "Branchburg Property"), as well as to purchase machinery and equipment to add a production line. As of June 30, 1995 total proceeds of approximately $4,877,000 had been distributed to the Company in order to complete its purchase of the Branchburg Property and machinery and equipment. The remaining balance is held in escrow, as indicated in the accompanying consolidated balance sheets, and will be distributed to the Company as machinery and equipment is purchased. The bonds are secured by a letter of credit provided by a bank which has obtained:
(i) a first mortgage and security interest on the building and the land that was acquired; (ii) an assignment of all of the Company's right, title and interest in and to all leases with respect to the building and the land; and
(iii) a security interest in any machinery and equipment purchased with a portion of the bond proceeds.

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

     Funds for the Company's current operations are derived from the sale of its products and the ability, when necessary, to borrow on a secured line of credit with First Fidelity Bank, N.A., New Jersey. As June 30, 1995, none of the above credit line was utilized.
     The Company believes that it has adequate funds available to conduct and continue to expand its business and that of its subsidiaries. In addition, the Company believes that, if necessary, it will be able to make favorable financial arrangements for any future capital requirements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings.

ITEMS 2 - 5

Not applicable

ITEM 6 - EXHIBITS

   a. EXHIBITS

       Exhibit 27. Financial Data Schedule

               HOSPOSABLE PRODUCTS, INC.

                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    HOSPOSABLE PRODUCTS, INC.
                    (Registrant)



Date:                     SIGNATURE:  Joseph H. Weinkam Jr.
     ----------------              -------------------------------------
                              Joseph H. Weinkam Jr.
                              President and
                              Chief Operating Officer