Form 10-Q/A
period 1995-03-31
HOSPOSABLE PRODUCTS INC
filed 1995-09-07
CIK 48569

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               HOSPOSABLE PRODUCTS, INC.
                                   (Registrant)

Date: September 6, 1995           Signature:   Joseph H. Weinkam Jr.
                                       Joseph H. Weinkam Jr.
                                       President and
                                       Chief Opeating Officer
[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               MAR-31-1995
[CASH]                                          402705
[SECURITIES]                                   2149058
[RECEIVABLES]                                  4148328
[ALLOWANCES]                                   (77300)
[INVENTORY]                                    4448161
[CURRENT-ASSETS]                              11516085
[PP&E]                                        15470201
[DEPRECIATION]                               (6093319)
[TOTAL-ASSETS]                                22034708
[CURRENT-LIABILITIES]                          3303660
[BONDS]                                        4552907
[COMMON]                                         17037
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                    13613694
[TOTAL-LIABILITY-AND-EQUITY]                  22034708
[SALES]                                        9628562
[TOTAL-REVENUES]                               9628562
[CGS]                                          7627570
[TOTAL-COSTS]                                  1691371
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               73467
[INCOME-PRETAX]                                 326480
[INCOME-TAX]                                    128910
[INCOME-CONTINUING]                             197570
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    197570
[EPS-PRIMARY]                                      .12
[EPS-DILUTED]                                      .12