Form 10-Q
period 1995-09-30
HOSPOSABLE PRODUCTS INC
filed 1995-11-15
CIK 48569

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                              FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995
                         ---------------------------------------------

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

          Class                    Outstanding at November 1, 1995
---------------------------------------------------------------------------
Common Stock, $.01 par Value            1,692,476

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                              FORM 10-Q

                    QUARTER ENDED SEPTEMBER 30, 1995

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                            ASSETS
                                      September 30,      December 31,
                                          1995           1994
                                   ----------------    ------------------
                                      (unaudited)       (see note
                                                         below)
Current assets:
  Cash and cash equivalents          $     391,188     $       25,178
                                   ---------------     ---------------
  Marketable securities                  2,794,494          2,412,169
                                   ---------------     ---------------
  Receivables:
     Trade accounts                      5,020,574          4,143,326
     Other                                  50,797             49,061
                                   ---------------     ---------------
                                         5,071,371          4,192,387
     Less: allowance for doubtful
           accounts                         89,858            118,759
                                   ---------------     ---------------
                                         4,981,513          4,073,628
                                   ---------------     ---------------
  Inventories:

   Raw materials                         2,750,729          2,812,716
   Finished goods                        1,245,193          1,062,639
                                   ---------------     ---------------
                                         3,995,922          3,875,355
                                   ---------------     ---------------
  Prepaid income taxes                        -                83,686
  Prepaid expenses and other               181,076            318,043
                                   ---------------     ---------------
     Total current assets               12,344,193         10,788,059
                                   ---------------     ---------------

Property, plant and equipment           16,309,466         15,344,766
  Less: accumulated depreciation
    and amortization                     6,587,161          5,933,940
                                   ---------------     ---------------
     Net property, plant and
         equipment                       9,722,305          9,410,826
                                   ---------------     ---------------

Acquisition escrow fund                    342,980          1,060,083
                                   ---------------     ---------------
Other assets                               366,773            312,785
                                   ---------------     ---------------
     Total assets                    $  22,776,251     $   21,571,753
                                   ===============     ==============

Note: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                     September 30,      December 31,
                                         1995              1994
                                   --------------    ---------------
                                    (unaudited)         (See note
                                                        below)
Current liabilities:
  Current maturities of
   long-term debt                    $    340,000     $      340,000
  Current portion of capitalized
   lease obligations                        7,132              7,312
  Accounts payable-trade                2,946,408          1,615,931
  Accrued expenses                        839,651            973,995
  Income taxes payable                      5,220               -
                                   ---------------     ---------------
     Total current liabilities          4,138,411          2,937,238
                                   ---------------     ---------------

Long-term debt, excluding current
  maturities                            4,400,000          4,637,274
                                   ---------------     ---------------
Capitalized lease obligations,
  excluding current portion                 9,143             15,013
                                   ---------------     ---------------

Deferred income taxes                     527,796            580,596
                                   ---------------     ---------------
          Total liabilities             9,075,530          8,170,121
                                   ---------------     ---------------
Stockholders' equity:
  Common stock, par value
    $.01 per share                         17,037             17,037
  Additional paid-in capital            6,894,249          6,894,249
  Retained earnings                     6,820,965          6,521,876
  Less:Cost of 11,200 shares of
    common stock held in treasury         (31,530)           (31,530)
                                   ---------------     ---------------
     Total stockholders' equity        13,700,721         13,401,632
                                   ---------------     ---------------
     Total liabilities and
      stockholders' equity           $ 22,776,251     $   21,571,753
                                   ===============     ===============

Note: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.

                    See accompanying notes.

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (unaudited)


                                             1995               1994
                                      ---------------     ---------------
Net sales                              $  30,065,150       $  25,758,053

Cost of sales                             24,375,052          19,639,301
                                      ---------------     ---------------

 Gross profit                              5,690,098           6,118,752

Selling, general and administrative
  expenses                                 5,268,409           4,921,662
                                      ---------------     ---------------

 Operating income                            421,689           1,197,090
                                      ---------------     ---------------

Other income (expense):

  Interest income                            100,502            190,396
  Interest expense                          (247,898)          (302,455)
  Other                                      205,294            345,407
                                      ---------------     ---------------
                                              57,898            233,348
                                      ---------------     ---------------
Income before income taxes                   479,587          1,430,438
                                      ---------------     ---------------

Income tax expense (benefit):
  Current                                    233,300            595,722
  Deferred                                   (52,800)           (40,800)
                                      ---------------     ---------------
                                             180,500            554,922
                                      ---------------     ---------------

Net income                             $     299,087      $     875,516
                                      ===============     ===============

Net income per share-primary
  and fully diluted                    $         .18      $          .51
                                      ===============     ===============

Weighted average number of common
  and common equivalent shares              1,692,476         1,725,104
                                      ===============     ===============

                    See accompanying notes.

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

               THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (unaudited)

                                        1995                1994
                                   ---------------     ---------------
Net sales                          $   10,096,938      $    9,142,790
Cost of sales                           8,213,801           6,919,166
                                   ---------------     ---------------
     Gross profit                       1,883,137           2,223,624

Selling, general and administrative
  expenses                              1,839,451           1,699,191
                                   ---------------     ---------------
     Operating income                      43,686             524,433
                                   ---------------     ---------------


Other income (expense):
  Interest income                          13,473             59,952
  Interest expense                        (73,678)           (84,546)
  Other                                    78,811             81,624
                                   ---------------     ---------------
                                           18,606             57,030
                                   ---------------     ---------------
Income before income taxes                 62,292            581,463
                                   ---------------     ---------------

Income tax expense (benefit):
  Current                                  44,856            259,368
  Deferred                                (25,600)           (36,586)
                                   ---------------     ---------------
                                           19,256            222,782
                                   ---------------     ---------------

Net income                         $       43,036     $      358,681
                                   ===============     ===============

Net income per share-primary
  and fully diluted                $          .03     $          .21
                                   ===============     ===============

Weighted average number of common
  and common equivalent share           1,692,476          1,730,957
                                   ==============      ===============

                    See accompanying notes.

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (unaudited)
                                            1995                1994
                                       ---------------     ---------------

Cash flows from operating activities:
Net income                              $    299,087       $      875,516
                                       ---------------     ---------------
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities-
 Depreciation and amortization               714,028              747,354
 Loss on sale of equipment                    33,425               -
 Provision for doubtful accounts              22,400               14,000
 Deferred income tax expense (benefit)       (52,800)               8,987
  Changes in assets and liabilities -
  (Increase) decrease in -
    Accounts receivable, trade              (947,877)            (474,297)
    Accounts receivable, other                (1,736)               -
    Inventories                             (120,567)            (136,048)
    Prepaid income taxes                      83,686                -
    Prepaid expenses and other                82,979               (5,728)
  (Decrease) increase in -
    Accounts payable                       1,330,476
    Accrued expenses                        (134,338)             451,422
    Income taxes payable                                          (78,395)
                                      ---------------     ---------------
       Total adjustments                   1,009,676              527,295
                                      ---------------     ---------------
       Net cash provided by (used in)
         operating activities              1,308,763            1,402,811
                                      ---------------     ---------------

Cash flows from investing activities:
 Capital expenditures                    (1,128,125)           (1,911,471)
 Proceeds from sale of equipmen             130,000
 Proceeds from the issue of common
  stock                                       -                     8,500
 Sale (purchase) of marketable securities  (382,325)            1,564,453
                                      ---------------     ---------------
       Net cash provided by (used in)
         investing activities            (1,380,450)             (338,518)
                                      ---------------     ---------------

                 HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (unaudited)
                                            1995               1994
                                      ---------------     ---------------
Cash flows from financing activities:
 Principal payments under borrowing
    agreements                       $    (237,274)      $   (1,954,034)
 Principal payments under capital
    lease obligations                       (5,870)              (8,444)
 Utilization of acquisition escrow
    fund                                   717,103              521,508
 Borrowings                                 17,726               -
 Decrease (increase) in other assets       (53,988)             (16,075)
                                      ---------------     ---------------

       Net cash provided by (used in)
         financing activities              437,697           (1,457,045)
                                      ---------------     ---------------

       Net increase (decrease) in cash and
          cash equivalents                 366,010             (392,752)

Cash and cash equivalents, beginning
 of year                                    25,178              816,188
                                      ---------------     ---------------
Cash and cash equivalents, September 30 $  391,188         $    423,436
                                      ===============     ===============

Supplemental disclosure of cash flow
 information:
  Cash paid during the nine months for
   Interest                            $    189,028       $     302,455
   Income taxes                              83,686             618,046
                                      ---------------     ---------------
                                      $     272,714       $     920,501
                                      ===============     ===============

                    See accompanying notes.

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

NOTE 1 - BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of September 30, 1995, The results of operations for the nine and three months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1994.


NOTE 2 - LONG-TERM DEBT:

     In December 1993, the Company entered into a loan agreement with the New Jersey Economic Development Authority (the "Authority") and a bank, whereby the Authority issued Economic Development Bonds with an aggregate principal amount of $5,325,000 to be loaned to the Company to finance the acquisition of a building and the land on which it is situated, as well as to purchase machinery and equipment to add a production line. As of September 30, 1995, total proceeds of approximately $4,982,000 had been distributed to the Company in order to complete its purchase of the above mentioned land and building and machinery and equipment. The remaining balance is held in escrow, as indicated in the accompanying consolidated balance sheets, and will be distributed to the Company as machinery and equipment is purchased.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30,1994.

Sales for the three months ended September 30, 1995 were $10,096,938 as compared with $9,142,790 in 1994, an increase of 10.4%. The increase resulted from stronger sales in all operating divisions.

Cost of sales for the three months ended September 30, 1995 increased to 81.3% of sales compared with 75.7% in 1994. The increase is primarily due to higher raw material costs, particularly pulp and corrugated packaging.

As a result of the escalating raw material costs mentioned above and price resistance in the highly competitive market place, gross profit decreased to 18.7% of sales in 1995 compared to 24.3% in 1994.

Selling, general and administrative expenses for the third quarter of 1995 totalled $1,839,451 or 18.2% of sales compared to $1,699,199 or 18.6% in 1994.

The other income (expense) category decreased in the third quarter to $18,606 from $57,030 in 1994. Reduced short term rental income and interest income accounted for the difference.

The pre-tax profit earned in the third quarter of 1995 amounted to $62,292 compared to $581,463 in 1994, a decrease of 89.3%.

Net income for the three months ended September 30, 1995 amounted to $43,036 compared to $358,681 for 1994, a decrease of 88%. Net income per share was $.03 in 1995 compared with $.21 in 1994 and reflects a weighted average of 1,692,476 shares outstanding in the 1995 period and 1,730,957 shares outstanding in 1994.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1994.

Sales were $30,065,150 in the nine months ended September 30, 1995 as compared with $25,758,053 in 1994. The increase of 16.7% was achieved across all business segments.

Cost of sales for the nine months ended September 30, 1995 increased to 81.1% of sales compared with 76.2% in 1994. The increase resulted from higher raw material costs.

Gross profit decreased to 18.9% of sales for the nine months ended September 30, 1995 as compared to 23.8% in 1994.

Selling, general and administrative expenses for the nine months ended September 30, 1995 amounted to $5,268,409 or 17.5% of sales compared to $4,921,662 or 19.1% in 1994.

The pre-tax profit earned for the nine months ended September 30, 1995 amounted to $479,587 compared to $1,430,438 in 1994, a decrease of 66.5%.

Net income for the nine months ended September 30, 1995 amounted to $299,087 compared to $875,516 in 1994, a decrease of 65.8%. Net income per share was $.18 in 1995 compared with $.51 in 1994 and reflects a weighted average of 1,692,476 shares outstanding in 1995 and 1,725,104 shares outstanding in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     In December 1993, the Company entered into a loan agreement with the New Jersey Economic Development Authority (the "Authority") and a bank, whereby the Authority issued Economic Development Bonds with an aggregate principal amount of $5,325,000 to be loaned to the Company to finance the acquisition of a building and the land on which it is situated (the "Branchburg Property"), as well as to purchase machinery and equipment to add a production line. As of September 30, 1995 total proceeds of approximately $4,982,000 had been distributed to the Company in order to complete its purchase of the Branchburg Property and machinery and equipment. The remaining balance is held in escrow, as indicated in the accompanying consolidated balance sheets, and will be distributed to the Company as machinery and equipment is purchased. The bonds are secured by a letter of credit provided by a bank which has obtained:
(i) a first mortgage and security interest on the building and the land that was acquired; (ii) an assignment of all of the Company's right, title and interest in and to all leases with respect to the building and the land; and
(iii) a security interest in any machinery and equipment purchased with a portion of the bond proceeds.

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

     Funds for the Company's current operations are derived from the sale of its products and the ability, when necessary, to borrow on a secured line of credit with First Fidelity Bank, N.A., New Jersey. At September 30, 1995, none of the above credit line was utilized.

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

                    HOSPOSABLE PRODUCTS, INC.
                    (Registrant)



Date:                     SIGNATURE:
     ----------------              -------------------------------------
                                   Joseph H. Weinkam Jr.
                                   President and
                                  Chief Operating Officer