Form 10-Q/A
period 1995-03-31
HOSPOSABLE PRODUCTS INC
filed 1995-11-29
CIK 48569

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                              FORM 10-Q/A

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1995
                         ---------------------------------------------

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

          APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                    Outstanding at March 31, 1995
---------------------------------------------------------------------------
Common Stock, $.01 par Value            1,692,476

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

                               HOSPOSABLE PRODUCTS, INC.
                                   (Registrant)

Date: November 29, 1995           Signature:   Joseph H. Weinkam Jr.
                                       Joseph H. Weinkam Jr.
                                       President and
                                       Chief Opeating Officer
[ARTICLE] 5

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