Form 10-K
period 1995-12-31
HOSPOSABLE PRODUCTS INC
filed 1996-03-29
CIK 48569

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                               ____________


                                FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   	EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended 	------------------------------------
                                    OR
[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------- 	------------------
Commission file number           19862-8740
                       --------------------------------------------
                          HOSPOSABLE PRODUCTS, INC.
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            New York	                    		11-2236837
---------------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

 100 Readington Road     Somerville, New Jersey		08876
---------------------------------------------------------------------------
(Address of principal executive offices)       		(Zip Code)

Registrant's telephone number including area code  908-707-1800
                                                 ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class				              Name of Each Exchange
                                     on Which Registered

Common Stock				                    	Traded on the NASDAQ
par value $.01 per share			          National Market

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X	   NO
   ------	   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., by persons other than officers and directors of Hosposable Products, Inc. as reflected in the table incorporated by reference in Item 12 of this Annual Report on Form 10-K) as of March 22, 1996, was $4,064,434.

As of March 22, 1996, there were 1,692,476 Common Shares of the Registrant outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE

              1. The Exhibits identified in Item 14 (b).

                         TABLE OF CONTENTS



                    Item							                          Page

  PART I.	  1.	     Business				                		        1

            2.     	Properties               					        4

            3.     	Legal Proceedings	        				        5

            4.     	Submission of Matters to a
                    Vote of Security Holders   			        5

  PART II.
            5.     	Market for the Registrant's Common
                    Stock and Related Shareholder
                    Matters                         					 6

            6.     	Selected Financial Data          				 7

            7.      Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations			          8

            8.     	Financial Statements and
                    Supplementary Data			               	10

            9.     	Changes in and Disagreements
                    with Accountants on Accounting
                    and Financial Disclosure			          10

  PART III.
            10.    	Directors and Executive Officers		   11

            11.    	Executive Compensation			           	11

            12.     Security Ownership of Certain
                    Beneficial Owners and Management		   11

            13.    	Certain Relationships and
                    Related Transactions			             	11

  PART IV.
            14.    	Exhibits, Consolidated Financial
                    Statements and Schedules and Reports
                    on Form 8-K						                    12

PART I

Item 1.	BUSINESS

A.	GENERAL

Hosposable Products, Inc., a New York corporation incorporated in 1971(hereinafter "Hosposable"), and its wholly-owned subsidiaries, Bridgewater Manufacturing Corp., a New Jersey corporation ("Bridgewater"), and IFC Disposables, Inc., a Tennessee corporation ("IFC"), manufacture disposable medical products, wiping products, and nonwoven roll goods. The disposable medical products are produced by various converting equipment some of which utilize in-house "airlaid" processing technology and equipment. The disposable medical products include bedpads incorporating unique designs for incontinent patients. Wiping products include disposable airlaid nonwoven patient washcloths and general wiping products in addition to the use of other nonwoven materials which are purchased and converted in-house. (The "Company" is used herein to make general references, without distinction among Hosposable, Bridgewater and IFC.)

The majority of the sales of the Company's branded products are to distributors for eventual use by hospitals, nursing homes and other health care institutions, and to government agencies. The bedpads are the Company's principal products. Their end-use is for protection against mattress-soiling, caused primarily by incontinence. A portion of the Company's revenue is derived through the sale of finished products as private label brands for major customers. The Company's airlaid fabrics (AirlayTM )are used as components of end-products manufactured by the Company, and also are sold in roll good form to converters who produce a wide range of health care, consumer and industrial products.

The Company's products are manufactured on a number of continuous production lines that automatically assemble the various layers of product materials, bond them with various fixative means, cut the materials to specific lengths, and fold, count, stack and bag/box the completed products. During 1995, the Company produced the vast majority of its products with its own equipment, at leased facilities in Fresno, California and Jackson, Tennessee, and at the premises and plant facility in Branchburg, New Jersey purchased by Hosposable in December 1993. (See "The 1993 Purchase of Property, The Related Bond Issue and Loan Agreement.")


i. The 1993 Purchase of Property, The
   Related Bond Issue and Loan Agreement


     In December 1993, the Company entered into a loan agreement with the New Jersey Economic Development Authority (the "Authority"), pursuant to which the Authority issued Economic Development Bonds with an aggregate principal amount of $5,325,000, to be loaned to the Company to finance the acquisition of additional airlaid production equipment, land and a warehouse-type facility with 111,640 square feet of space situated in Branchburg, New Jersey (the "Branchburg Property"). (Although the property is in Branchburg, the mailing address is 100 Readington Road, Somerville, New Jersey 08876.)

     On December 22, 1993, the Company purchased the Branchburg
Property for $3,741,331. The purchase was an 'arms-length' purchase from Green Acres Partnership. Neither the Company nor any member of its management had any prior relations with that partnership or any of its partners.

     The bonds issued by the Authority have maturity dates which commenced on December 1, 1994 and continue annually through December 1, 2013. They bear interest at fixed rates of 3.1% to 5.7%. In connection with the bond financing, The Company made the following principal agreements, all dated as of December 1, 1993 and effected December 23, 1993: a Loan Agreement with the Authority, a Letter of Credit and Reimbursement Agreement with the First Fidelity Bank, National Association, New Jersey (the "New Jersey Bank") and a Trust Indenture Agreement with the Bank of New York. In consequence, the Authority sold the bonds and proceeds of $5,325,000 therefrom were paid to the Bank of New York, as trustee of The Company. The Bank of New York then paid approximately $3,200,000 to The Company for and in respect of the Branchburg Property acquisition, and approximately $127,000 to reimburse The Company for new purchases of equipment. As of December 31, 1995, total proceeds of approximately $5,000,000 had been distributed to the Company in order to complete its purchase of the Branchburg Property (land and building), and machinery and equipment. During 1995 an additional $1,070,000 of the fund was utilized by The Company for purchases of new equipment.

     The bonds are secured by the New Jersey Bank's letter of credit, and the New Jersey Bank therefore holds (a) a first mortgage upon the Branchburg Property, (b) an assignment of all of The Company's right, title and interest in and to all leases with respect to the Branchburg Property,(c) a security interest in machinery and equipment purchased with a portion of the bond proceeds and (d) IFC's and Bridgewater's guarantees of The Company's obligations.

ii. 	The 1990/1991 Agreements with G.H. Wood + Wyant Inc.

     On July 10, 1990, the shareholders of the Company approved a series of agreements with Wyant & Company Limited, now known as G.H. Wood + Wyant Inc., a Canadian corporation ("Wood-Wyant"), pursuant to which and among other things Wood-Wyant (a)purchased 229,288 shares of the Company's common stock and received an option to purchase an additional 456,157 of such shares (see "Security Ownership of Certain Beneficial Owners and Management"); (b) agreed, for a six-year term, to purchase 72 hours of production time, per week, of the Company's airlaid fabric production ("Supply Agreement"); and (c) agreed to pay $1,900,000 ($100,000 "down" and nine semi-annual payments of $200,000) for six years of The Company's services, in the nature of consultation concerning product research and development, sales training, marketing and advertising.

     On February 27, 1991, the Supply Agreement was amended.  The
Company believed that it might be unable to fulfill all Supply Agreement commitments because IFC's purchase of the assets of IFC Nonwovens, Inc. (see "The 1991 Start-up of IFC") would result in additional utilization of the Company's airlaid equipment. Thus, pursuant to the amendment, the Company was required only to advise Wood-Wyant of the availability of production time, to use its best efforts to meet Wood-Wyant's demands and, if unable to meet such demands, to use its best efforts to obtain additional equipment. In turn, Wood-Wyant provided the Company with a right of first refusal in respect of all Wood-Wyant's requirements for airlaid product.

iii.	The 1991 "Start-up" of IFC

     In December 1990, IFC was incorporated in Tennessee, and in January 1991 purchased substantially all of the assets of IFC Nonwovens, Inc. for $4,722,831. (The purchase was made pursuant to an 'arms-length' agreement from the unrelated entity. IFC Nonwovens, Inc. was required to change its name, and discontinued its business in the field in which IFC competes.)

     IFC produces disposable, industrial and "clean-room" wiping products, some of which utilize airlaid, nonwoven fabric. The Company, prior to 1991, was a supplier of such fabric to IFC Nonwovens, Inc.

B.	INDUSTRY SEGMENTS

     The Company operates in one industry segment. Its assets, net sales and net income are shown in "Selected Financial Data" (Part II, Item 6) and "Consolidated Financial Statements" (Part IV, Item 14).

C.	SUPPLY OF RAW MATERIALS

     The Company purchases raw materials necessary for the manufacture of its products from several unaffiliated suppliers. These raw materials are readily available from numerous sources. The Company is not dependent upon any one major source of supply, and is not limited by any supply contracts.

D.	MARKETING AND SALES

     The Company's products are sold by 13 sales and marketing personnel who are paid salaries and several independent sales organizations that work on a commission basis.

     Most of the Company's sales (other than inter-company transactions with IFC) are made to distributors that, in turn, sell the Company's products to institutional users such as hospitals and nursing homes, and to industrial users. Other sales are made to retail outlets through private labellers that sell to individual/chain stores. The distributors and retail chains usually sell the products under private label.

     The following table shows, for the years-ended as indicated, percentage information in respect of the Company's net sales.

                                    1991	  1992	  1993	  1994	  1995
Major Distributor . . . . . . . . .  8.7	  12.5	  12.5	  11.1	  11.8

Other Distributors. . . . . . . . . 50.2  	51.0	  52.9	  55.9	  47.9

Government Agencies . . . . . . . .  0.5	   1.5	   1.0	   0.8	   1.0

Private Label . . . . . . . . . . .  4.3	   3.2	   3.1	   2.5	   7.2

Converters (airlaid/non-
woven fabrics). . . . . . . . . . .  5.8*	  4.7*	  6.1*	  7.0*	  8.2*

Industrial Wiping Products
(IFC Disposables, Inc.) . . . . . . 30.5	  27.1	  24.4	  22.7	  23.9

* Does not include inter-company sales of $1,709,494, $1,266,306, $1,235,853,
$1,428,746 and $1,353,087, in 1995, 1994, 1993, 1992 and 1991, respectively, to IFC Disposables, Inc.

     At December 31, 1995, the Company had 'backlogs' of firm orders of approximately $2,700,000, or approximately 29% less than the backlog at December 31, 1994. The Company has fairly consistently maintained a four to five week "backlog" of orders.

     There is no seasonal fluctuation in demand for the Company's products.

     Delivery of the Company's products to its customers is primarily accomplished through the use of unaffiliated truckers. The Company leases two tractor-trailer trucks, which it uses for some 'local' deliveries. The majority of sales are delivered in trailer-load quantities.

E.	COMPETITION

     The industry in which the Company competes is highly competitive.
Among the competitors are such major firms as Inbrand Corporation, Paper-Pak Products, Inc. and others with substantially greater resources than the Company's, as well as many firms comparable to the Company in 'size' and the primary businesses of which are directly competitive. The Company is not a significant factor in its market.

     The Company's ability to compete successfully is dependent upon its ability to make timely deliveries of value added products of the quality of its competitors and at competitive prices.


F.	EMPLOYEES/UNION CONTRACT

     The Company has 276 employees. 162 are employed in New Jersey, 62 in Fresno, California and 52 in Jackson, Tennessee. Over 90% work in sales and production.

     The Company is party to collective bargaining agreements with the International Production Service & Sales Employees Union that serves its New Jersey factory-labor employees. The agreements expire in 1998. The Company considers its relations with its employees to be satisfactory, and no labor disputes are anticipated or have affected operations negatively to date.


G.	PATENTS AND TRADEMARKS

     The Company is the owner of one unexpired United States patent;
No. 4,391,010. (It expires July 5, 2000.) The patent concerns features of the construction or method of producing the Company's "TuckableTM" underpads. While the sale of "TuckableTM" underpads has increased in recent years, the Company cannot assess any economic advantage particularly attributable to the patent.

     The Company acquired a group of 13 trademarks with its purchase of the assets of IFC Nonwovens, Inc. ("Presto Wipes," "Bench-Pac," "Busboy," "IFC," "Jumbies," "Lab Grade," "Like-Rags," "Redd Rags," "Suit-All," "Tuff-Job," "Ultras," "Drawing of Hand on Wiper" and "Vacuumed and Packaged in a Class 100 Clean Room"). Trademarks are used to protect the individual identifications of products, but the Company cannot assess any economic advantage particularly attributable to any trademark. Moreover, there is no assurance that trademark rights are enforceable as mere consequence of trademark registration.



Item 2.	PROPERTIES

     For several years and through the first half of 1994, the Company was a tenant under two leases for an aggregate of approximately 82,650 square feet in two one-story buildings in the Central Jersey Industrial Park, Bound Brook, New Jersey. The leases expired in January 1994 and May 1994, respectively. Now (and since May 31, 1994), all New Jersey operations are (and have been) conducted at the Branchburg Property. (See Item 1, "Business -- The 1993 Purchase of Property, The Related Bond Issue and Loan Agreement".)

     The Company leases approximately 80,000 square feet, used for manufacturing and warehousing, in a building at 95 Santa Fe Avenue, Fresno, California, from Len-Sid Realty Co. Leonard Schramm, the former President of the Company is a partner in Len-Sid Realty Co. The terms of the lease agreement, including $109,968 as annual rent, are comparable to terms that might be obtainable from an unaffiliated lessor of like property in the immediate vicinity of the Fresno warehouse. The lease term is for one year, but terminable on 90 days' notice (essentially, because the landowner, The Atchison, Topeka and Santa Fe Railroad, has the right to terminate Len-Sid Realty CO.'s 'possession' on 90 days' notice).

     IFC leases a warehouse-type facility in Madison County, Tennessee.
The base rent was $428,480 in 1995. The lease expires in 1997, and provides for a base-rent increase of $20,000 in 1996 with no change in 1997. The lease contains an option to renew for a seven year term ending in 2004 (with rent escalation potential based upon consumer-price indices). IFC subleases approximately 85,000 square feet in its leased premises to an unrelated party and is paid rent of $150,000 per annum. The sub-lease expires May 31, 1996.


Item 3.	LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.


Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 24, 1995, the Company held its annual meeting of shareholders. 1,496,669 shares, a quorum, were represented in person or by proxy. Gerald W. Wyant, James A. Wyant, Richard L. Cohan, John B. Wight, Jane Curtis, and Leonard Schramm were each elected to serve as a director for a one-year period expiring in 1996. (1,490,916 'for'). The appointment of Arthur Andersen LLP as auditors for the year ended December 31, 1995 was ratified (1,493,316 'for'). Mr. Schramm resigned as a director.

     The Board of Directors meeting was held directly following the annual meeting. Mr. G.W. Wyant was approved as Chairman of the Board of Directors. Mr. Joseph H. Weinkam, Jr. was elected as a Director to serve until the next annual meeting and named President and Chief Operating Officer. Mr. Schramm was retained and appointed as a consultant for a three-year term.

PART II


Item 5.	MARKET FOR THE REGISTRANT'S COMMON
        STOCK AND RELATED SHAREHOLDER MATTERS

a.	Principal Market and Sales Prices

     The Company's Common Stock is traded on the NASDAQ National Market. The sales highs and lows during each quarter of the last three fiscal years, as reported by the National Quotation Bureau, Inc. are as follows:

                                      High		             	Low
1993
1st Quarter					                       6 3/4             		5
2nd Quarter					                       6                 		4 3/8
3rd Quarter					                       6 1/2             		4 3/4
4th Quarter					                       7 1/4             		6

1994

1st Quarter	                       				7 1/2             	 5 3/4
2nd Quarter					                       9 1/2            			6 3/4
3rd Quarter					                       9 1/4            			7
4th Quarter					                       8 1/4	            		7 1/4

1995

1st Quarter	                       				7 3/4	            		5 1/2
2nd Quarter					                       7 5/8	             	5
3rd Quarter					                       8 1/4	            		4
4th Quarter					                       8 3/4            			6 3/4

b.	Holders

     The number of holders of the Company's Common Stock as at March
22, 1996, was approximately 600 based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

c.	Dividends

     The Company has never paid a cash dividend, and does not anticipate paying dividends in the foreseeable future.

Item 6	SELECTED FINANCIAL DATA

                                       Year ended December 31
                             1995		    1994		    1993		    1992		    1991
                               (In thousands, except per share amounts)
Operations Data:

Net Sales                				$40,481	  $34,515	  $29,909	  $29,748	  $27,120
Cost of Sales	            			 33,000  	 26,534  	 22,253  	 22,384  	 20,873

Selling, general and
 administrative expenses   		  7,417  	  6,619     6,115  	  6,134  	  5,376

Operating income	          		     64	    1,362  	  1,541  	  1,230       871

Other income, Net		         	   (436)	     288  	    385	      358	      316

Income before income taxes		    (372) 	  1,650  	  1,926  	  1,588  	  1,187
Income taxes				                (163) 	    613	      726  	    637  	    477
Net income               				   (209)    1,037 	   1,200  	    951  	    710


Per Share Data:

Net income:
  Primary	                			$  (.12)  	$  .61   	$  .70   	$  .56   	$  .41
  Fully-diluted			              (.12)  	   .61   	   .70   	   .56   	   .41

Weighted average
  number of Common and
  Common equivalent
  shares outstanding	       		  1,692    1,692  	  1,704  	  1,703  	  1,716

                                          At December 31
                                 1995	   	1994		   1993 		   1992		     1991
Balance Sheet Data:

Working capital	            		$ 7,950  	$ 7,836	  $ 8,859  	$ 9,259  	$ 8,656
Total assets              				 23,531  	 21,572  	 23,023	   16,799	   15,860
Long-term obligations
 (excluding current
  maturities)				               4,290	    4,637	    6,120	    2,209	    2,884
Stockholders' equity			        13,192  	 13,402  	 12,357	   11,121	   10,149
Cash Dividends declared
 per common share			             --		      --		      --		      --		      --

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE YEAR ENDED DECEMBER 31, 1995


Introduction

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes. (See Item 14.)

Results of Operations for Year Ended December 31, 1995
Compared to Year Ended December 31, 1994

SALES:  Sales were $40,480,738 in 1995 as compared to $34,515,494 in 1994.
The increase of 17.3% was due to significantly higher sales in the health care and airlaid nonwoven segments of the business.

COST OF SALES AND GROSS PROFIT: Gross profit was 18.5% of sales in 1995 compared with 23.1% in 1994. As a ratio to sales, cost of sales was 81.5% of sales in 1995 and 76.9% in 1994. The decrease in gross profit was primarily dueto significantly higher raw material costs, particularly for paper pulp.

OTHER INCOME (EXPENSES): Selling, general and administrative expenses increased to $7,416,448 in 1995 from $6,619,308 in 1994, a decrease to 18.3%
of sales in 1995 from 19.2% in 1994.

Interest income decreased to $148,571 compared with $216,638 in 1994, due to lower rates on portfolio holdings. Other income declined to $286,647 compared with $455,783 in 1994, due to reduced rental income at the Branchburg corporate facility. An assessment of the IFC segment of business resulted in taking a pre-tax charge to earnings of $550,000 for machinery and equipment, leasehold improvements and leased space not currently being utilized for operations.

NET INCOME: A net loss of $209,206 was incurred in 1995 as compared to net income of $1,036,350 in 1994.


Results of Operations for Year Ended December 31, 1994
Compared to Year Ended December 31, 1993

SALES:  Sales were $34,515,494 in 1994 as compared to $29,909,296 in 1993.
The increase of 15.4% was due to increased sales in the health care and airlaid nonwoven businesses.

COST OF SALES AND GROSS PROFIT: Gross profit was 23.1% of sales in 1994 compared with 25.6% in 1993. Cost of sales was 76.9% of sales in 1994 and 74.4%in 1993. The decrease in gross profit was mainly attributable to sharply rising raw material costs, particularly for paper pulp.

OTHER INCOME (EXPENSES): Selling, general and administrative expenses increased to $6,619,308 in 1994 from $6,115,045 in 1993, but that represented a decrease to 19.2% of sales in 1994 from 20.4% in 1993.

Interest expense increased to $384,638 in 1994 compared to $161,893 in 1993 (see Liquidity and Capital Resources). Other income increased to $455,783 in 1994 compared with $334,857 in 1993.

NET INCOME: Net income was $1,036,350 in 1994 as compared to $1,199,478 in 1993, a decrease of 13.6%.

Liquidity and Capital Resources

     In December 1993, the Company entered into a loan agreement with the New Jersey Economic Development Authority (the "Authority") and a bank, whereby the Authority issued Economic Development Bonds with an aggregate principal amount of $5,325,000 to be loaned to the Company to finance the acquisition of a building and the land on which it is situated (the "Branchburg Property"), as well as the purchase of machinery and equipment to add a production line (see Item 14). As of December 31, 1995, total proceeds of approximately $5,000,000 had been distributed to the Company in order to purchase the Branchburg Property, and machinery and equipment. The remaining balance is held in escrow and will be distributed to the Company as new machinery and equipment is purchased.

     The bonds are secured by a letter of credit provided by a bank which has obtained; (a) a first mortgage and security interest on the building and land that was acquired; (b) an assignment of the Company's right, title and interest in and to all leases with respect to the building and land; and (c) a security interest on any machinery and equipment purchased with a portion of the bond proceeds and (d) IFC's and Bridgewater's guarantees of The Company's obligations.

     The agreement contains several restrictive financial covenants which include; (a) minimum net worth requirement; (b) maximum leverage ratio; (c) minimum debt service coverage ratio; (d) minimum current ratio; and (e) maximum amount of annual capital expenditures.

     The remaining bond maturity dates range from December 1, 1996 to December 1, 2013 and bear interest at fixed rates between 4.1% and 5.7%. The bonds mature at various amounts throughout this period in amounts ranging from $140,000 to $940,000. The bonds maturing December 1, 2007, 2009 and 2013 are to be redeemed commencing December 1, 2005 and on each December 1 thereafter through sinking fund payments ranging from $165,000 to $255,000.

     The Company's stockholders' equity was $13,192,426 at December 31, 1995 and $13,401,632 at December 31, 1994. The decrease resulted from a net loss of $209,206 in 1995.

     The Company's working capital position amounted to $7,959,164 at December 31, 1995, including cash and marketable securities of $4,281,702.

     Funds for the Company's current operations are derived from the sale of its products and the ability, when necessary, to borrow on a secured line of credit with First Fidelity Bank, N.A., New Jersey. (As at December 31, 1995, none of the credit line was utilized.)

     As a result, the Company believes that it has adequate funds available to conduct and continue to expand its business and that of its subsidiaries. In addition, the Company believes that, if necessary, it will be able to make favorable financial arrangements for any future capital requirements.

Backlog, Impact of Inflation, Seasonality

     The Company attempts to maintain sufficient inventory levels for all products to allow shipment against most orders within a three week period. To some extent, however, certain components must be inventoried further in advance of actual orders to ensure availability. For the most part, purchases are based upon quarterly requirements as projected after calculating sales indications from the sales and marketing departments.

     The Company's products are not subject to seasonal influences.

     Because its products are sold to distributors and wholesale and retail outlets throughout the United States, the Company is affected by general economic conditions. Accordingly, any adverse change in the economic climate may have an adverse impact on the Company's sales and financial condition.


Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14.


Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III


Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

     Information as required for this Item 10 is incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders (the "1996 Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.


Item 11.	EXECUTIVE COMPENSATION

     Information as required in respect of this Item 11 is incorporated by reference to the 1996 Proxy Statement.


Item 12.	SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

     Information as required in respect of this Item 12 is incorporated by reference to the 1996 Proxy Statement.


Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information as required in respect of this Item 13 is incorporated by reference to the 1996 Proxy Statement.

PART IV

Item 14.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS
         AND SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	The following Financial Statements are included in Item 8.

       Report of Independent Public Accountants			                	   	F-1

       Consolidated Balance Sheets as of December 31, 1995 and 1994.	 	F-2

       Consolidated Statements of Operations for the years ended
       December 31, 1995, 1994 and 1993.				                         		F-3

       Consolidated Statements of Stockholders' Equity for
       the years ended December 31, 1995, 1994 and 1993.		            	F-4

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1995, 1994 and 1993.						                         F-5

       Notes to Consolidated Financial Statements.				                 F-6


2.	Financial Statement Schedules.

       Schedule II - Valuation and Qualifying Accounts.			             F-13

     All other schedules are omitted because they are not applicable or not required, or the applicable information is shown in the Consolidated Financial Statements or in notes thereto.


(b)	Exhibit Table

1.	Articles of Incorporation and Amendments thereof and By-Laws are incorporated by reference. They were filed as exhibits with the Company's February 2, 1984 and January 7, 1987 Registration Statements and the Registrant's Proxy Statement filed May 1990 (the "May 1990 Proxy").

2.	Material Contracts and Amendments:  The Stock Purchase and Option
Agreement, the Supply Agreement and the Marketing and Sales Support Agreement, each between the Company and Wood-Wyant and filed as exhibits with the May 1990 Proxy, are incorporated by reference thereto; as are, and by the same reference, the Stock Option Agreement between Leonard Schramm and Wood-Wyant, the Employment Agreement between Leonard Schramm and the Company, and the Non-Competition Agreement between Leonard Schramm and Wood-Wyant.

3.	The Purchase Contract for the "Branchburg Property," the Loan Agreement,
and the Letter of Credit and Reimbursement Agreement (see Item 1, BUSINESS -
The 1993 Purchase of Property, The Related Bond Issue and Loan Agreement) and the Company's 1991 Stock Option Plan, filed with the Company's 1994 Proxy Statement, are incorporated by reference thereto.

Shareholders may obtain a copy of any exhibit not filed herewith by writing to Hosposable Products, Inc., P.O. Box 8609, Somerville, New Jersey 08876.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               HOSPOSABLE PRODUCTS, INC.

                               BY:
                                  -----------------------------------
                                   G.W. Wyant
                                   Chairman of the Board of Directors

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this annual report has been signed below by the named persons in the indicated capacities and on the indicated dates.


Signature                            Title                    Date

-------------------------
G. W. Wyant                      Chairman of the Board      March 22, 1996
                                 of Directors

_________________________
Joseph H. Weinkam, Jr.           President and Chief        March 22, 1996
                                 Operating Officer

_________________________
John C. Zisko                    Vice President, Finance    March 22, 1996
                                 Secretary/Treasurer

_________________________
J. Curtis                        Director                   March 22, 1996


_________________________
D. C. MacMartin                  Director                   March 22, 1996


_________________________
J. B. Wight                      Director                   March 22, 1996


_________________________
J. A. Wyant                      Director                   March 22, 1996

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders' of Hosposable Products, Inc.:

We have audited the accompanying consolidated balance sheets of Hosposable Products, Inc. (a New York corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hosposable Products, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements. The schedule in Item 14(a)2 is not a required part of the basic financial statements but is supplementary information required by the Securities and Exchange Commission. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



New York, New York
February 15, 1996

                        HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1995 AND 1994

                                       ASSETS
                                                    1995        1994
CURRENT ASSETS:
   Cash and cash equivalents                        $2,919,469  $   25,178
   Marketable securities (Note 2)                    1,362,233   2,412,169
   Receivables-
      Trade accounts(less allowance for
       doubtful accounts of $133,048 in 1995
       and 118,759 in 1994)                          5,263,137   4,024,567
      Other                                             40,000      49,061
                                                     ---------   ---------
                                                     5,303,137   4,073,628
                                                     ---------   ---------

   Inventories (Note 3)                              3,407,080   3,875,355
   Prepaid income taxes                                286,424      83,686
   Prepaid expenses and other current assets           196,659     318,043
                                                     ---------   ---------
      Total current assets                          13,475,002  10,788,059


PROPERTY, PLANT AND EQUIPMENT, net of accumulated
 depreciation and amortization of $6,887,558 in
 1995 and $5,933,940 in 1994 (Note 5)                9,445,198   9,410,826


ACQUISITION ESCROW FUND (Note 4)                       347,346   1,060,083


OTHER ASSETS                                           263,888     312,785
                                                    ----------  ----------
      Total assets                                  23,531,434  21,571,753

                      HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        DECEMBER 31, 1995 AND 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    1995        1994
CURRENT LIABILITIES:
   Current maturities of long-term debt
          (Note 4)                                  $  350,000  $  340,000
   Accounts payable                                  4,051,197   1,638,256
   Accrued expenses-
        Compensation                                   235,837     252,003
        Other                                          887,750     721,992
                                                     ---------  ----------
        Total current liabilities                    5,524,784   2,952,251
                                                     ---------  ----------


LONG-TERM LIABILITIES:
   Long-term debt, excluding current poriton(Note4) 4,289,805    4,637,274
   Deferred income taxes (Note 7)                     424,419      580,596
   Other liabilities (Note 9)                         100,000         -


COMMITMENTS (Note 6 and 10)

STOCKHOLDERS' EQUITY (Note 8):
   Common stock, par value $.01 per share;
    authorized 3,000,000 shares; issued 1,703,676
    in 1995 and 1994                                   17,037       17,037
   Additional paid-in capital                       6,894,249    6,894,249
   Retained earnings                                6,312,670    6,521,876
   Less-cost of 11,200 shares of common stock
     held in treasury                                 (31,530)     (31,530)
                                                   ----------   ----------
       Total stockholders' equity                  13,192,426   13,401,632
                                                   ----------   ----------
       Total liabilities and stockholder's equity  23,531,434   21,571,753
                                                   ----------   ----------

                  HOSPOSABLE PRODUCTS, INC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                         1995	        1994     		  	1993
NET SALES	                   					$  40,480,738		$ 34,515,494		$ 29,909,296

COST OF SALES	               					   33,000,141	 	 26,534,271	  	22,253,329
                                  -------------  ------------  ------------
Gross Profit				                      7,480,597	    7,981,223	    7,655,967

OTHER EXPENSES (INCOME):
Selling, General & Administrative	    7,416,448	    6,619,308	    6,115,045
Interest Income	               			     (148,571)	    (216,638)	    (211,769)
Interest Expense				                    321,655	      384,638	      161,893
Other Income				                       (286,647)	    (455,783)	    (334,857)
Write-down of assets(Note 9)		          550,000 	        -    	         -
                                  -------------  ------------  ------------

 Income(loss)before income tax expense (372,288)   1,649,698	     1,925,655

INCOME TAX (BENEFIT) EXPENSE (Note 7)  (163,082)     613,348	       726,177
                                  -------------  -----------  -------------
Net Income (loss)	             			$    (209,206)   1,036,350  	   1,199,478

EARNINGS (LOSS)PER SHARE			              $ (.12)     		$ .61	       		$ .70

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES			      1,692,476 	  1,691,906   	   1,704,158

The accompanying notes are an integral part of these consolidated financial statements

                                    HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                         Common         Additional 	        				                 Total
                                         Stock, $.01	   Paid-in		     Retained      Treasury    	Stockholders'
                                         Par Value  	   Capital   	   Earnings	     Stock   	    Equity

BALANCE, December 31,1993		           			$  17,017	     $6,885,769	   $5,485,526	   $(31,530)    $12,356,782

Net Income for the Year	            				       -	             -	     	 1,036,350	        -		       1,036,350

Exercise of 2,000 Stock Options		       	       20	          8,480	          -    	      -    	        8,500
                                         ---------      ----------    ----------    ---------    -----------

BALANCE, December 31, 1994	          				   17,037	      6,894,249	    6,521,876	    (31,530)	    13,401,632

Net loss for the Year                			       - 	            -    	    (209,206)	       -    	     (209,206)
                                         ---------      ----------    ----------    ---------    -----------

BALANCE, December 31, 1995	          				$  17,037     	$6,894,249   	$6,312,670 	   $(31,530)	  $13,192,426

                                         =========      ==========    ==========    ==========   =========== ========

The accompanying notes are an integral part of these consolidated financial statements.

                            HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                                         1995            1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)										                                              $  (209,206)	   $1,036,350	   $1,199,478
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
     Depreciation and Amortization     					                           		    982,352	     1,064,718       795,076
     Provision for Doubtful Accounts			     	                                 14,289 	       37,000	       25,497
     Loss on Sale of Fixed Assets							                                      33,426	          -  	          -
     Deferred Income Tax Benefit           		                               (156,157)	      (38,365)	     (51,209)
     Writedown of Assets 								                                             550,000	          -	            -
     Changes in Assets and Liabilities-
            (Increase)Decrease in-
                 Accounts Receivable, trade     	                    			 	(1,252,859)	     (485,657) 	   (596,109)
                 Advances to Officers and Directors     				                    - 	  	         -	          17,373
                 Other Accounts Receivable					                                9,061	        13,383	      137,089
                 Prepaid Income Taxes						                                 (202,738) 	     (83,686)	       4,939
                 Inventories								                                         468,275 	     (485,848) 	     84,365
                 Prepaid Expenses and Other					                             147,784 	      (74,419)	    (162,480)
            Increase (decrease) in-
                 Accounts Payable and Accrued Expenses	                    2,462,532  	     240,905     	 193,703
                 Income Taxes Payable						                                      -     	   (178,931)	     178,931
                                                                           ---------     ----------      --------
                   Net Cash Provided by Operating Activities			            2,846,759  	   1,045,450 	   1,826,653
                                                                           ---------     ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures                                      									  (1,505,141)	   (2,433,372)   (4,155,724)
     Cash Proceeds from Sale of Fixed Asset      						                      130,000	          -	            -
     Sale (purchase) of Marketable Securities				     		                   1,049,936 	    2,265,376 	    (549,378)
                                                                           ---------     ----------     ---------
                   Net Cash Used in Investing Activities			                 (325,205)	     (167,996)   (4,705,102)
                                                                           ---------     ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Utilization of Acquisition Escrow Fund                       						     712,737	       843,150				      -
    	Principal Payments Under Borrowing Agreements		     			                (340,000)	   (2,520,114)     (666,608)
     Borrowing Under Long-term Debt Agreement, Net Acquisition Escrow Fund		    -		            -	       3,401,510
     Proceeds from Issuance of Common Stock							                              -             8,500	       36,250
                                                                           ---------     ----------     ---------
                   Net Cash Provided by (Used in) Financing Activities		     372,737     (1,668,464)    2,771,152
                                                                           ---------     ----------     ---------
                   Net Increase (Decrease) in Cash and Cash Equivalents    2,894,291		     (791,010)     (107,297)

CASH AND CASH EQUIVALENTS, Beginning of Year	                          						 25,178 	      816,188       923,485
                                                                           ---------     ----------     ---------

CASH AND CASH EQUIVALENTS, End of Year                          							   $2,919,469    $    25,178   $   816,188
                                                                           ---------     ----------     ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash Paid During the Year for-
           Interest										                                             $  296,530	   $   368,920   $   150,584
           Income Taxes										                                            287,037	       863,046	      618,128

The accompanying notes are an integral part of these consolidated financial statements

                      HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995, 1994 & 1993


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Hosposable Products, Inc., a New York corporation incorporated in 1971, and its wholly owned subsidiaries, Bridgewater Manufacturing Corp., a New Jersey corporation ("Bridgewater"), and IFC Disposables, Inc., a Tennessee corporation ("IFC"), manufacture disposable medical products, wiping products, and nonwoven roll goods. The disposable medical products are produced by various converting equipment, some of which utilize in-house "airlaid" processing technology and equipment. The disposable medical products include bedpads incorporating unique designs for incontinent patients. Wiping products include disposable airlaid nonwoven patient washcloths and general wiping products in addition to the use of other nonwoven materials which are purchased and converted in-house.

Principles of Consolidation

The consolidated financial statements include the accounts of Hosposable Products, Inc. and its wholly owned subsidiaries, Bridgewater Manufacturing Corp. and IFC (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Utilization of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is provided over the estimated useful life of the respective assets on the straight-line basis ranging from 5 to 30 years. Leasehold improvements are amortized on a straight-line basis over the term of the related leases or the estimated useful life, whichever is shorter.

Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Deferred income taxes result primarily from differences between financial and tax reporting of depreciation.

Per Share Data

Per share data is based on the weighted average number of common shares and common equivalent shares which would arise from the exercise of dilutive stock options (Note 8).


2. MARKETABLE SECURITIES

Marketable securities at December 31, consist of:

                                          1995			          1994

        U.S. Treasury Bills	        	$      -		     $    358,115
        U.S. Government Obligations	     623,048  		     327,755
        Municipal Bonds			               654,035	  	   1,633,314
        Other Bonds		              		     85,150	  	      92,985
                                       ---------    ------------
                                     $ 1,362,233	  	$  2,412,169

As of December 31, 1995 and 1994, substantially all short-term investments have been classified as held to maturity. These investments are stated at amortized cost.


3. INVENTORIES

Inventories at December 31, consist of:

                                           1995        			1994

         Raw Materials	            		$  2,308,121   	$  2,812,716
         Finished Goods	           		   1,098,959	      1,062,639
                                     ------------    ------------
                                     $  3,407,080    $  3,875,355


4. LONG-TERM DEBT

Long-term debt at December 31, consisted of the following:

                                               1995		        	1994

         Authority Bonds - II(a)       		$  4,655,000   	$  4,995,000
                                         ------------    ------------
              Total long-term debt      	$  4,655,000   	$  4,995,000

         Less:
         Unamortized discount on bonds	        15,195	         17,726
         Current maturities	            	     350,000	        340,000
                                         ------------    ------------
                                         $  4,289,805   	$  4,637,274

Maturities of long-term debt over the next five years are as follows:

                  1996			$    350,000
                  1997			     365,000
                  1998			     380,000
                  1999			     395,000
                  2000			     415,000


(a)	In December 1993, the Company entered into a loan agreement with the New
Jersey Economic Development Authority (the "Authority") and a bank, whereby the Authority issued Economic Development bonds with an aggregate principal amount of $5,325,000 to be loaned to the Company to finance the acquisition of a building and the land upon which it is situated, as well as to purchase machinery and equipment to add a production line. As of December 31, 1995, total proceeds of approximately $4,978,000 had been distributed to the Company in order to complete its purchase of the above-mentioned land and building and machinery and equipment. The remaining balance is held in escrow, as identified in the accompanying consolidated balance sheets, and will be distributed to the Company as machinery and equipment is purchased. The bonds are secured by a letter of credit provided by a bank which has obtained: (i) a first mortgage and security interest on the building and land that was acquired; (ii) an assignment of all of the Company's right, title and interest in and to all leases with respect to the building and land; and
(iii) a security interest in any machinery and equipment purchased with a portion of the bond proceeds.

The agreement contains several restrictive financial covenants which include:
(i) minimum net worth requirement; (ii) maximum leverage ration; (iii) minimum debt service coverage ratio; (iv) minimum current ratio; and (v) maximum amount of annual capital expenditures.


The remaining bond maturity dates range from December 1, 1996 to December 1, 2013, and bear interest at fixed rates from 4.1% to 5.7%. The bonds mature at various amounts throughout this period ranging from $140,000 to $940,000. The bonds maturing December 1, 2007, 2009 and 2013 are to be redeemed commencing December 1, 2005 and on each December 1 thereafter through sinking fund payments ranging from $165,000 to $255,000.

Line of Credit

The Company has available a secured line of credit from a bank which expires on July 31, 1996, in the amount of $2,000,000 which bears interest at the prime rate (8.5% at December 31, 1995). The Company had no borrowing outstanding under the line at December 31, 1995 and 1994. Under the agreement, the Company is required to provide the bank a first priority lien on accounts receivable and inventory.


5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, consisted of the following:

                                             1995      		    1994

            Land		                     			$   374,133 		$   374,133
            Building and improvements    	  3,639,338 		  3,589,752
            Capitalized equipment leases	      72,311 		    126,997
            Machinery and equipment	        9,208,427 		  9,344,140
            Machinery and equipment -
                     in progress	       		  2,196,677 		  1,124,608
            Trucks and automobiles		           68,198	 	     68,198
            Furniture and fixtures	      	    659,913 		    604,176
            Leasehold improvements	      	    113,759	 	    112,762
                                         ------------   -----------
                                          $16,332,756 		$15,344,766

            Less-Accumulated depreciation
                     and amortization		     6,887,558 		  5,933,940
                                         ------------   -----------
                                          $ 9,445,198 		$ 9,410,826


6. RELATED-PARTY TRANSACTIONS

On July 10, 1990, the Company entered into a six-year marketing and sales support agreement with a significant shareholder, G.H. Wood + Wyant Inc. ("Wood + Wyant"), pursuant to which the Company would be paid by Wood + Wyant, over a five-year period, for providing services based upon and in respect of its air-laid fabric production and marketing expertise. At the closing, $100,000 was paid and thereafter $200,000 was payable on June 30, and December 31, of each year through December 1994. Income recognized in connection with this agreement amounted to $316,667 in each of the three years ended 1995, 1994 and 1993. Deferred income of $166,662 and $283,450 is included in other accrued liabilities as of December 31, 1995 and 1994 respectively.

Sales made to Wood + Wyant amounted to approximately $222,000, $373,000 and $313,000 in 1995, 1994 and 1993 respectively. Purchases made from Wood + Wyant amounted to approximately $1,040,000, $261,799 and $124,000 in 1995, 1994 and 1993 respectively.

7. INCOME TAXES

Components of income tax expense (benefit) are as follows:

                           Current	   Deferred	     Total
            1995:
                Federal		$ (19,407) $ (119,339) $ (138,746)
                State 			   12,482	    (36,818)	   (24,336)
                         ---------  ----------  ----------
                         $  (6,925) $ (156,157) $ (163,082)

            1994:
                Federal	 $ 581,251  $  (73,302) $  507,949
                State			   120,249     (14,850)    105,399
                         ---------  ----------  ----------
                         $ 701,500  $  (88,152) $  613,348

            1993:
                Federal		$ 618,438  $  (27,211) $  591,227
                State	 		  158,948     (23,998)    134,950
                         ---------  ----------  ----------
                         $ 777,386  $  (51,209) $  726,177



The actual tax expense differed from the "expected" amounts by applying the U.S. federal income tax rate of 34% as follows:

                                                  Years Ended December 31
                                                   1995  	 1994  	 1993

Federal income tax expense at statutory rate		$(126,578)	$560,897	$ 654,723
State income taxes net of federal income
         tax benefit	                   						  (16,062)	  69,563	   89,067
Other                                									  (20,442)	 (17,112)  (17,613)
                                              ---------  -------- ---------
         Actual tax (benefit) expense	     			$(163,082)	$613,348	$ 726,177


8. COMMON STOCK

During 1991, 1987, and 1986, the stockholders of the Company approved the adoption of stock option plans that each permit the granting of options for up to 250,000 shares of the Company's common stock. Options under these three plans may be either incentive or nonqualified stock options. Incentive stock options may be granted to employees only, while nonqualified stock options may be granted to directors, employees, and consultants of the Company. The exercise price of the nonqualified and incentive stock options must be equal to 85% and 100% respectively, of the fair market value of common stock on the date of grant. Any plan participant who is granted an incentive stock option and possesses more than 10% of the voting rights of the Company's outstanding common stock is granted an option price of 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Other participants also must exercise the options within five years of the date of grant.

                                                 Number	         Option Price
                                                 of Shares	      Per Share

Outstanding and exercisable, December 31, 1993  		93,700     	$ 2.50 - $ 6.00
              Exercised		                    					(2,000)	        	  4.25
              Expired/Canceled	              					(3,000)    	  2.50 -   6.00
                                                --------      ---------------
Outstanding and exercisable, December 31, 1994  		88,700	       4.25 -   6.00
              Expired/Canceled			         		     (47,700)	      4.25 -   6.00
              Granted	                      						65,000     	  5.00 -   7.25
                                                --------      ---------------
Outstanding and exercisable, December 31, 1995	  106,000     	$ 4.25 - $ 7.25

On July 10, 1990, the Company's stockholders approved a series of capitalization agreements between the Company and Wood + Wyant in which Wood + Wyant acquired 229,288 newly issued shares from the Company for $5.75 per share, 448,702 shares from the President of the Company and received a five-year option to acquire an additional 456,157 common shares from the Company at $7.00 per share or 1.25 times the market price, whichever is greater. These options expired in 1995. Wood + Wyant's current ownership is 55%.


9.	WRITE-DOWN OF ASSETS

During the fourth quarter of 1995, the Company recorded a charge of $550,000 ($340,000 or $.20 per share after tax) for selected asset write-downs including machinery and equipment, leasehold improvements, and leased property. The charge resulted from management's decision to dispose of certain machinery and accrue for under-utilized space at its IFC facility.


10.	COMMITMENTS

The Company occupies manufacturing and office facilities under an operating lease which expires on December 31, 1997. At December 31, 1995, the minimum rental commitment under this lease is as follows:

            Year:
                1996		     	$ 448,480
                1997		     	  448,480
                            ---------
                            $ 896,960

Aggregate rental expense amounted to $410,148 (net of sublease income of $152,000), $525,301 and $967,493 for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company maintains a consulting agreement with its former president which expires on July 9, 1998. The aggregate commitment for future fees on this agreement is approximately $400,000.


11.	SIGNIFICANT CUSTOMERS/CONCENTRATIONS OF CREDIT

The Company operates primarily in the disposable health care products industry.

For the years ended December 31, 1995, 1994 and 1993, the largest customer accounted for approximately 11.8%, 11% and 13% of net sales, respectively.

12.	RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company has not concluded its evaluation of the effect, if any, the adoption of SFAS No. 121 will have on its financial position or results of operations.

In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes a fair value-based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Companies electing to remain with the accounting under APB Opinion No. 25 must, however, make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 has been applied. These disclosure requirements are effective for years beginning after December 15, 1995.

SCHEDULE II



               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                  VALUATION AND QUALIFYING ACCOUNTS

       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                   Balance at	       Charged to				                Balance
                                   Beginning	        Costs and				                 at End
        Description 		             of Year  	        Expenses  	  Deductions(6)	   of Year

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31 -
         1995		                   	$118,759	         $125,399	     $111,110		      $133,048
         1994			                     95,643	           37,000	       13,884		       118,759
         1993			                    170,795            25,497     	 100,649	  	      95,643

(1)Represents amounts written off, net of recoveries