Form 10-Q
period 1996-03-31
HOSPOSABLE PRODUCTS INC
filed 1996-05-14
CIK 48569

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                               FORM 10-Q

(MARK ONE)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                         ---------------------------------------------

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                               ------------------------------------------
Commission file number             19862-8740
                      -----------------------------------------------------
                     HOSPOSABLE PRODUCTS, INC.
- ---------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

               New York		               	11-2236837
- ---------------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification
 incorporation or organization)                No.)

   100 Readington Road     Somerville, New Jersey   08876
- ---------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number including area code  908-707-1800
                                                ---------------------------

                              NONE
- ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
YES  X   	NO
   ------	   ------

      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

               Class		             		Outstanding at May 10, 1996
- --------------------------------------------------------------------------
Common Stock, $.01 par Value		             	1,692,476

                  HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                                 FORM 10-Q

                         QUARTER ENDED MARCH 31, 1996

                       PART I - FINANCIAL INFORMATION


ITEM 1.	FINANCIAL STATEMENTS.

The attached unaudited consolidated financial statements of Hosposable Products, Inc.("Hosposable") and Subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim periods.

                 Consolidated balance sheets					             3-4

                 Consolidated statements of operations			     5

                 Consolidated statements of cash flows			     6-7

                 Note to consolidated financial statements			 8


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.


PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                  HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                	   ASSETS
                                            	March 31,      	December 31,
                                               1996		            1995
                                         ----------------	 ---------------
                                             (unaudited)	      (see note
                                                                 below)
Current assets:
  Cash and cash equivalents              			$ 	2,385,761     	$ 	2,919,469
                                           --------------- ---------------
  Marketable securities           		   	  	   	1,181,163	       	1,362,233
                                           --------------- ---------------
  Receivables:
  	Trade accounts         	               	   	5,175,312	       	5,396,185
  	Other 	            	       	                   61,157       		   40,000
                                           ---------------	---------------
 							 	                                     5,236,469	       	5,436,185
  	Less: allowance for doubtful
      accounts		 		  	                           155,851	       	  133,048
                                           ---------------	---------------
                                             		5,080,618	       	5,303,137
                                           ---------------	---------------
  Inventories:
   	Raw materials                         					2,880,768       		2,308,121
   	Finished goods		    		                    	1,355,170		       1,098,959
                                           ---------------	---------------
                                              	4,235,938       		3,407,080
                                           ---------------	---------------
  Prepaid income taxes					                      286,424	       	  286,424
  Prepaid expenses and other      			            157,196		         196,659
                                           ---------------	---------------
     Total current assets              	      13,327,100	       13,475,002
                                           ---------------	---------------

Property, plant and equipment		         	     16,605,941	       16,332,756
  Less: accumulated depreciation
    and amortization  		    		                	7,149,669	       	6,887,558
                                           ---------------	---------------
     Net property, plant and
         equipment                        		  	9,456,272       		9,445,198
                                           ---------------	---------------

Acquisition escrow fund	             	    		  	  351,509		         347,346
                                           ---------------	---------------
Other assets			    		 	                          301,636	       	  263,888
                                           ---------------	---------------
     Total assets	                      	$    23,436,517  	$    23,531,434
                                           ===============	===============

Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.

               See accompanying note.

                 HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (CONTINUED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                March 31,      December 31,
                                   							     	  1996              1995
                                              --------------	 ---------------
                                    		 					   (unaudited)         (See note
                                                                     below)
Current liabilities:
  Current maturities of
   long-term debt                             	$	  350,000	    $     350,000
  Accounts payable-trade		                    	 	4,128,220      		 4,016,185
  Accrued expenses				                          	  817,932      		 1,158,599
  Income taxes payable					                        118,700	            		-
                                             ---------------	 ---------------
  	Total current liabilities    		              	5,414,852	        5,524,784
                                             ---------------	 ---------------
Long-term debt, excluding current
  maturities				                               		4,292,500	      	 4,389,805
                                             ---------------	 ---------------

Deferred income taxes	                       				  398,019	      	   424,419
                                             ---------------	 ---------------
     	Total liabilities				                     10,105,371	      	10,339,008
                                             ---------------	 ---------------
Stockholders' equity:
  Common stock, par value
    $.01 per share			                          	    17,037      		    17,037
  Additional paid-in capital      		             6,894,249      		 6,894,249
  Retained earnings               		            	6,451,390      		 6,312,670
  Less:Cost of 11,200 shares of
    common stock held in treasury	        	        (31,530)	         (31,530)
                                             ---------------	 ---------------
     Total stockholders' equity 		             	13,331,146      		13,192,426
                                             ---------------	 ---------------
     Total liabilities and
 stockholders' equity                      		$ 	23,436,517   	 $ 	23,531,434
                                             ===============	 ===============

Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.

                    See accompanying note.

                  HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (unaudited)


                             			                1996              1995
                                           ---------------	 ---------------
Net sales                             						$ 	11,180,969    	$	 9,628,562

Cost of sales                              				 9,041,351	     	 7,627,570
                                           ---------------	 ---------------

 Gross profit                           					 	 2,139,618     		 2,000,992

Selling, general and administrative
  expenses		                           				   	 2,005,703	     	 1,691,371
                                           ---------------	 ---------------

 Operating income                        		 	 	   133,915	     	   309,621
                                           ---------------	 ---------------

Other income (expense):

  Interest income                       				  	    51,688	     	    44,391
  Interest expense				    	                       (40,001)	    	   (73,467)
  Other                           	    	           85,418     		    45,935
                                           ---------------	 ---------------
                        				                       97,105		         16,859
                                           ---------------	 ---------------
Income before income taxes 			    	               231,020		        326,480
                                           ---------------	 ---------------

Income tax expense (benefit):
  Current		                          				         118,700		        142,510
  Deferred						  	                               (26,400)	    	   (13,600)
                                           ---------------	 ---------------
                                              	    92,300	     	   128,910
                                           ---------------	 ---------------

Net income                             					$ 	   138,720    	$	   197,570
                                           ===============	 ===============

Net income per share-primary
   and fully diluted                        $         .08     $        .12
                                           ===============	 ===============

Weighted average number of common
  and common equivalent shares          	       1,692,476	       1,692,476
                                           ===============	 ===============

                     See accompanying note.

                  HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (unaudited)

                                                  1996      	      1995
                                           ---------------	 ---------------

Cash flows from operating activities:
Net income	                           				 	$    	138,720    	$	  197,570
                                           ---------------	 ---------------
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities-
 Depreciation and amortization	                 		262,111	     	  258,732
 Loss on sale of equipment				                        -      			   33,425
 Provision for doubtful accounts		               	 23,500		         5,700
 Deferred income tax expense (benefit)	          	(26,400)    		  (13,600)
 Changes in assets and liabilities -
  (Increase) decrease in -
    Accounts receivable, trade	               	  	220,009		       (52,161)
    Accounts receivable, other		                 	(21,157)	    	  (34,492)
    Inventories					                             (828,858)	    	 (572,806)
    Prepaid income taxes                      			 	   -			         83,686
    Prepaid expenses and other		                 	 39,463	     	  (61,364)
    Other assets				                             	(37,748)         			-
  (Decrease) increase in -
    Accounts payable/Accrued expenses      	     (228,465)		      306,492
    Income taxes payable			                      	118,700		        56,861
                                            ---------------	---------------
       Total adjustments			                      (478,845)	    	   10,473
                                            ---------------	---------------
       Net cash provided by (used in)
         operating activities			                 (340,125)		      208,043
                                            ---------------	---------------

Cash flows from investing activities:
 Capital expenditures		                   		     (273,185)	    	 (382,494)
 Proceeds from sale of equipment		                    -     		 	  130,000
 Sale of marketable securities		                  181,070	     	  263,111
                                            ---------------	---------------
       Net cash provided by (used in)
         investing activities			                  (92,115)	    	   10,617
                                            ---------------	---------------

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

              THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (unaudited)
                                                   1996	         		1995
                                             ---------------	---------------
Cash flows from financing activities:
 Principal payments under borrowing
    agreements					                          $     (97,305)  	$    	(85,000)
 Utilization of acquisition escrow
    fund						                                      (4,163)       		243,867
                                       							---------------	---------------

       Net cash provided by (used in)
         financing activities			                  (101,468)	       	158,867
                                              ---------------	---------------

       Net increase (decrease) in cash and
         cash equivalents		                 	     (533,708)       		377,527

Cash and cash equivalents, beginning
 of year                                					    2,919,469        		 25,178
                                              ---------------	---------------
Cash and cash equivalents, March 31		        $   2,385,761   	$     402,705
                                              ===============	===============

Supplemental disclosure of cash flow
 information:
  Cash paid during the three months for-
   Interest                                 	$    	 19,973   	$   	  63,447
   Income taxes                		                      -	       		    1,966
                                              ---------------	---------------
                                             $      19,973	   $   	  65,413
                                              ===============	===============

                 See accompanying note.

                 HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                 NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

         		      THREE MONTHS ENDED MARCH 31, 1996 AND 1995

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of March 31, 1996. The results of operations for the months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1995.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited financial statements and the note thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
 1995.

Sales for the three months ended March 31, 1996 were $11,180,969 as compared with $9,628,562 in 1995, an increase of 16.1%. The increase resulted from stronger revenues in both the healthcare and airlaid nonwoven segments of the business.

Cost of sales for the three months ended March 31, 1996 was 80.9% of sales compared with 79.2% of sales in 1995. This slight increase in the cost of sales was due to higher raw material costs, particularly pulp, which had been purchased in late 1995 and early 1996. After the first month of the quarter, raw material costs began to decrease.

Gross profit decreased to 19.1% of sales in the first quarter of 1996 compared to 20.8% in 1995. This was due to higher raw material costs.

Selling, general and administrative expenses for the first quarter of 1996 totalled $2,005,703 or 17.9% of sales compared to $1,691,371 or 17.6% in 1995.

The other income (expense) category increased in the first quarter to $97,105 from $16,859, a change of $80,246. The principal components of this change were lower interest expense due to the retirement of long-term debt, and higher other income due to a non-recurring loss on the sale of fixed assets in 1995.


The pre-tax income earned in the first quarter of 1996 amounted to $231,020 compared to $326,480 in 1995, a decrease of $95,460. This change was primarily due to reduced gross profit margin performance in 1996 partially offset by increased other income.

Net income for the three months ended March 31, 1996 amounted to $138,720 compared to $197,570 in 1995, a decrease of 29.8%. Net income per share was $.08 in 1996 compared with $.12 in 1995 and reflects a weighted average of 1,692,476 shares outstanding in both years.

LIQUIDITY AND CAPITAL RESOURCES

Funds for the Company's current operations are derived from the sale of its products and the ability, when necessary, to borrow on a secured line of credit with First Fidelity Bank, N.A., New Jersey. At March 31, 1996, none of the above credit line was utilized.

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


ITEMS 2,3 & 4

Not applicable


ITEM 5

Mr Gerald W. Wyant chose to relinquish the position of Chairman of the Board of Directors, but to remain active as a director. Accordingly, Mr. Donald C. MacMartin was appointed Chairman of the Board of Directors on March 25, 1996 to serve out the remainder of the term. (See 1996 Proxy Statement).


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

                       HOSPOSABLE PRODUCTS, INC.
                           (Registrant)



Date:                     SIGNATURE:
     ----------------		            	-------------------------------------
                                      Joseph H. Weinkam, Jr.
                                       President and
                                 						Chief Operating Officer