Form 10-Q
period 1996-06-30
HOSPOSABLE PRODUCTS INC
filed 1996-08-15
CIK 48569

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                  FORM 10-Q

(MARK ONE)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                               ---------------------------------------------

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
YES  X   	NO
   ------	   ------

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                    Class		            		Outstanding at June 30, 1996
- --------------------------------------------------------------------------
       Common Stock, $.01 par Value	           		1,692,476

                  HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                                 FORM 10-Q

                      QUARTER ENDED JUNE 30, 1996

                    PART I - FINANCIAL INFORMATION


ITEM 1.	FINANCIAL STATEMENTS.

The attached unaudited consolidated financial statements of Hosposable Products, Inc.("Hosposable") and Subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim periods.

             Consolidated balance sheets		             			3-4

             Consolidated statements of operations     			5-6

             Consolidated statements of cash flows     			7-8

             Note to consolidated financial statements			 9


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.



PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                            	   ASSETS
                                           	June 30,      	December 31,
                                              1996	         	  1995
                                       ----------------	------------------
                                           (unaudited)	      (see note
                                                                below)
Current assets:
  Cash and cash equivalents         			$ 	  806,454      	$ 	2,919,469
                                        ---------------	---------------
  Marketable securities		   	  	         	1,168,190        		1,362,233
                                        ---------------	---------------
  Receivables:
  	Trade accounts    	               	   	5,146,579	        	5,396,185
  	Other           	            	        	   21,094		           40,000
                                        ---------------	---------------
                                 							 	5,167,673        		5,436,185
  	Less: allowance for doubtful
      accounts		 		  	                      170,351	        	  133,048
                                        ---------------	---------------
                                        		4,997,322	        	5,303,137
                                        ---------------	---------------
  Inventories:
   	Raw materials					                    3,438,402	        	2,308,121
   	Finished goods		    	               		1,473,159        		1,098,959
                                        ---------------	---------------
                                         	4,911,561	         3,407,080
                                        ---------------	---------------
  Prepaid income taxes					                 312,024	        	  286,424
  Prepaid expenses and other      		     	  255,517        		  196,659
                                        ---------------	---------------
     Total current assets              	 12,451,068   	     13,475,002
                                        ---------------	---------------

Property, plant and equipment    			     17,037,638	        16,332,756
  Less: accumulated depreciation
    and amortization  		    		           	7,418,836        		6,887,558
                                        ---------------	---------------
     Net property, plant and
         equipment                   		  	9,618,802        		9,445,198
                                        ---------------	---------------

Acquisition escrow fund	        	    		  	   93,348	        	  347,346
                                        ---------------	---------------
Other assets			    		                    	  296,782        		  263,888
                                        ---------------	---------------
     Total assets	                   	 $ 22,460,000   	 $   23,531,434
                                        ===============	===============

Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.

        See accompanying note.

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS (CONTINUED)

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                            June 30,      December 31,
                             							     	  	1996              1995
                                         --------------	 ---------------
                               		 					   (unaudited)         (See note
                                                               below)
Current liabilities:
  Current maturities of
   long-term debt                         	$	  350,000	 $       350,000
  Accounts payable-trade                			 	3,337,076	     	 4,016,185
  Accrued expenses				                      	1,090,269     		 1,158,599
                                        ---------------	 ---------------
  	Total current liabilities    		          	4,777,345     		 5,524,784
                                        ---------------	 ---------------
Long-term debt, excluding current
  maturities					                           	4,180,000	     	 4,389,805
                                        ---------------	 ---------------

Deferred income taxes                   					  398,019     		   424,419
                                        ---------------	 ---------------
     	Total liabilities				                  9,355,364     		10,339,008
                                        ---------------	 ---------------
Stockholders' equity:
  Common stock, par value
    $.01 per share			                   	   	   17,037	     	    17,037
  Additional paid-in capital      		        	6,894,249     		 6,894,249
  Retained earnings               		        	6,224,880     		 6,312,670
  Less:Cost of 11,200 shares of
    common stock held in treasury	    	        (31,530)	        (31,530)
                                        ---------------	 ---------------
      Total stockholders' equity 		         13,104,636		     13,192,426
                                        ---------------	 ---------------
      Total liabilities and
 stockholders' equity                		$    22,460,000  	 $ 	23,531,434
                                        ===============	 ===============

Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.

               See accompanying note.

              HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS

              SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                           (unaudited)


                             			       1996               1995
                                   ---------------	 ---------------
Net sales                     						$ 	21,337,655   	$	19,968,212

Cost of sales                      				17,543,515    		16,161,251
                                   ---------------	 ---------------

Gross profit	                    				 	 3,794,140	    	 3,806,961

Selling, general and administrative
  expenses	                   					   	 4,065,306	    	 3,428,958
                                   ---------------	 ---------------

Operating income (loss)          		 	 	  (271,166)	   	   378,003
                                   ---------------	 ---------------

Other income (expense):

  Interest income 	              			  	    86,238	    	    87,029
  Interest expense				    	              (119,070)	   	  (174,220)
  Other                         	         163,988    		   126,483
                                   ---------------	 ---------------
                        				              131,156	    	    39,292
                                   ---------------	 ---------------
Income (loss) before income taxes	    	  (140,010)   		   417,295
                                   ---------------	 ---------------

Income tax expense (benefit):
  Current		                  				         (25,600)	   	   188,444
  Deferred						  	                       (26,400)	   	   (27,000)
                                   ---------------	 ---------------
                                      	   (52,000)   		   161,244
                                   ---------------	 ---------------

Net income (loss)              					$ 	   (88,010)  	$	   256,051
                                   ===============	 ===============

Net income (loss) per share-primary
     and fully diluted			         	 $        (.05)  	$        .15
                                   ===============	 ===============

Weighted average number of common
  and common equivalent shares  	       1,692,476       1,692,476
                                   ===============	 ===============

                    See accompanying note.

             HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                        (unaudited)


                             			       1996               1995
                                  ---------------	 ---------------
Net sales                    						$ 	10,156,687    	$	10,339,650
Cost of sales            			         	 8,502,168	     	 8,533,681
                                  ---------------	 ---------------

Gross profit		                   			 	 1,654,519	     	 1,805,969

Selling, general and administrative
  expenses				                  		   	 2,059,607     		 1,737,587
                                  ---------------	 ---------------
Operating income (loss)      		 	    	  (405,088)	    	    68,382
                                  ---------------	 ---------------

Other income (expense):

  Interest income              				  	    34,280		         42,638
  Interest expense				    	              (79,069)	    	  (100,753)
  Other                           	       79,067     		    80,548
                                  ---------------	 ---------------
                                     	    34,278		         22,433

                              			 ---------------	 ---------------
Income (loss) before income taxes	   	  (370,810)    		    90,815
                                  ---------------	 ---------------

Income tax expense (benefit):
  Current                 						        (144,300)		        45,934
  Deferred						  	                          -		          (13,600)
                                  ---------------	 ---------------
                                     	  (144,300)	    	    32,334
                                  ---------------	 ---------------

Net income (loss)		             			$ 	  (226,510)   	$	    58,481
                                  ===============	 ===============

Net income (loss) per share-primary
        and fully diluted   			   	$        (.13)   	$        .03
                                  ===============	 ===============

Weighted average number of common
  and common equivalent shares 	       1,692,476        1,692,476
                                  ===============	 ===============

                     See accompanying note.

               HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                 SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (unaudited)

                                           1996      	      1995
                                       ---------------	 ---------------

Cash flows from operating activities:
Net income (loss)	                 				$    	(88,010)    	$	  256,051
                                      ---------------	 ---------------
Adjustments to reconcile net
 income (loss) to net cash provided by
 (used in) operating activities-
 Depreciation and amortization		            	531,278	      	  483,367
 Loss on sale of equipment			                	   -		       	   33,425
 Provision for doubtful accounts		  	         37,303		          5,700
 Deferred income tax expense (benefit)	     	(26,400) 	    	  (27,200)
 Changes in assets and liabilities -
  (Increase) decrease in -
    Accounts receivable, trade          		  	249,606      		  (75,306)
    Accounts receivable, other		            	 18,906	      	  ( 1,736)
    Inventories		                   			   (1,504,481)	     (1,217,484)
    Prepaid income taxes		                	 	(25,600) 	    	   38,035
    Prepaid expenses and other		  	          (58,858)		       103,009
    Other assets					                       	(32,894)          			-
  (Decrease) increase in -
    Accounts payable/Accrued expenses 	     (747,219)	     	  388,340
                                							---------------	---------------
       Total adjustments			               (1,558,359)	     	 (269,850)
                                       ---------------	---------------
       Net cash (used in)
         operating activities	       		   (1,646,369)	     	  (13,799)
                                       ---------------	---------------

Cash flows from investing activities:
 Capital expenditures		              		     (704,882)	     	 (934,254)
 Proceeds from sale of equipment		               -      		 	  130,000
 Sale of marketable securities		             194,043	      	  221,573
                                       ---------------	---------------
       Net cash (used in)
         investing activities	       		     (510,839)		      (582,681)
                                       ---------------	---------------

               See accompanying note.



             HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                 SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (unaudited)
                                           1996		          	1995
                                      ---------------	---------------
Cash flows from financing activities:
 Utilization of acquisition escrow
    fund	                         					$     253,998  	$    	611,743
 Borrowings							                               -        			 17,726
 Decrease (increase) in other assets		           -        			(67,884)
 Principal payments under borrowing
    agreements					                         (209,805)	      (170,000)
 Principal payments under capital
   lease obligations 					                       -		        	 (4,456)
                                							---------------	---------------

    Net cash provided by
         financing activities		       	       44,193       		387,129
                                       ---------------	---------------

    Net increase (decrease) in cash and
         cash equivalents		           	   (2,113,015) 	     (209,351)
Cash and cash equivalents, beginning
 of year						                             2,919,469       		 25,178
                                       ---------------	---------------
Cash and cash equivalents, June 30	   	$     806,454  	$    (184,173)
                                       ===============	===============

Supplemental disclosure of cash flow
 information:
  Cash paid during the six months for-
   Interest                           	$    	119,068	  $   	 148,498
   Income taxes                		                -		       	  38,035
                                       ---------------	---------------
                                       $     119,068  	$   	 186,533
                                       ===============	===============

           See accompanying note.

             HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

             NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

      		      SIX MONTHS ENDED JUNE 30, 1996 AND 1995

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of June 30, 1996, the results of operations for the six months and three months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1995.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED
   JUNE 30, 1995.

Sales for the three months ended June 30, 1996 were $10,156,687 as compared with $10,339,650 in 1995. The decrease resulted from lower sales of the airlaid roll goods product line, partially offset by increased sales in the health care and airlaid wiper segments of the business.

Cost of sales for the three months ended June 30, 1996 increased to 83.7% of sales compared with 82.5% in 1995. The increase was due to operational issues including downtime associated with the installation of machine enhancements, resulting in unfavorable labor and overhead spending and higher training costs.

Gross profit decreased to 16.3% in the second quarter of 1996 compared to 17.5% in 1995. The decrease was due to operational issues.

Selling, general and administrative expenses for the second quarter of 1996 totaled $2,059,607 or 20.3% of sales compared to $1,737,587 or 16.8% of sales in 1995. This change is principally due to increased research and development spending and higher professional and consulting fees.

Net other income increased in the second quarter of 1996 to $34,278 from $22,433 in 1995, mainly as a result of lower interest expense in 1996.

The pre-tax loss of $370,810 incurred in the second quarter compared with a profit of $90,815 in 1995, a decline of $461,625. This adverse pre-tax change resulted from a reduced gross profit margin performance in 1996 and higher selling, general and administrative expenses.

The net loss for the three months ended June 30, 1996 amounted to $226,510 compared to net income of $58,481 in 1995. The net loss per share was $.13 in 1996 compared with net income per share of $.03 in 1995. The per share calculation reflects a weighted average of 1,692,476 shares outstanding in both 1996 and 1995.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995.

Sales for the six months ended June 30, 1996 were $21,337,655 compared with $19,968,212 in 1995. The increase of 6.9% resulted from increases in the health care and airlaid wiper segments of the business, partially offset by lower sales in the airlaid roll goods product line.

Cost of sales for the six months ended June 30, 1996 increased to 82.2% of sales compared with 80.9% of sales in 1995. The increase was due to operational issues in the second quarter, principally downtime and unfavorable labor and overhead spending associated with the installation of machine enhancements and to higher raw material costs in the first quarter which moderated in the second quarter.

Gross profit decreased to 17.8% of sales for the six months ended
June 30, 1996 as compared to 19.1% in 1995. The decrease was due to operational issues and higher raw material costs during the first quarter.

Selling, general and administrative expenses for the six months ended June 30, 1996 amounted to $4,065,306 or 19.1% of sales compared to $3,428,958 or 17.2% of sales in 1995. The increase was due to higher research and development expenditures as well as higher professional and consulting fees.

The pre-tax loss incurred for the six months ended June 30, 1996 amounted to $140,010 compared to a pre-tax profit of $417,295 in 1995. This adverse change was principally due to the gross profit shortfall in the second quarter and higher selling, general and administrative expenses.

The net loss for the six months ended June 30, 1996 amounted to $88,010 compared with net income of $256,051 in 1995. The net loss per share was $.05 in 1996 compared with net income per share of $.15 in 1995. The per share calculation reflects a weighted average of 1,692,476 shares outstanding in both 1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES

Funds for the Company's current operations are derived from the sale of its products and the ability, when necessary, to borrow on a secured line of credit with First Fidelity Bank, N.A., New Jersey. At June 30, 1996, none of the above credit line was utilized.

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


ITEMS 2,3, & 4

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