Form 10-Q
period 1996-09-30
HOSPOSABLE PRODUCTS INC
filed 1996-11-08
CIK 48569

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

(MARK ONE)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996
                               ---------------------------------------------

                         OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                                --------------  	---------------------------
Commission file number          0-8410
                       -----------------------------------------------------
                       HOSPOSABLE PRODUCTS, INC.
 ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   New York		            	11-2236837
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
YES  X   	NO
   ------	   ------

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class			          	Outstanding at September 30, 1996
--------------------------------------------------------------------------
Common Stock, $.01 par Value	              		1,692,476

                    HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                               FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996

                         PART I - FINANCIAL INFORMATION


ITEM 1.	FINANCIAL STATEMENTS.

The attached unaudited consolidated financial statements of Hosposable Products, Inc.("Hosposable") and Subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim periods.

         Consolidated balance sheets					             3-4

         Consolidated statements of operations			     5-6

         Consolidated statements of cash flows			     7-8

         Note to consolidated financial statements			 9



ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                    HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                	   ASSETS
                                     September 30,      	December 31,
                                         1996		              1995
                                   ---------------- 	------------------
                                      (unaudited)	        (see note
                                                             below)
Current assets:
  Cash and cash equivalents        			$ 	  645,158     	$ 	2,919,469
                                     ---------------  	---------------
  Marketable securities	     	   	  	   	   41,312	       	1,362,233
                                     ---------------  	---------------
  Receivables:
  	Trade accounts	                  	   	6,744,513	       	5,396,185
 	Other 	            	        	             12,199	       	   40,000
                                     ---------------  	---------------
                                							 	6,756,712       		5,436,185
  	Less: allowance for doubtful
      accounts		 		  	                     247,356		         133,048
                                     ---------------  	---------------
                                       		6,509,356	       	5,303,137
                                     ---------------  	---------------
  Inventories:
   	Raw materials				                   	3,143,830	       	2,308,121
   	Finished goods		    		              	1,430,263		       1,098,959
                                     ---------------  	---------------
                                        	4,574,093	        3,407,080
                                     ---------------  	---------------
  Prepaid income taxes					                536,477		         286,424
  Prepaid expenses and other      			      265,478		         196,659
                                     ---------------  	---------------
     Total current assets               12,571,874  	     13,475,002
                                     ---------------  	---------------

Property, plant and equipment	   		     19,023,833	       16,332,756
  Less: accumulated depreciation
    and amortization  		    		 	         7,743,899       		6,887,558
                                     ---------------  	---------------
     Net property, plant and
         equipment               		     11,279,934	       	9,445,198
                                     ---------------  	---------------

Acquisition escrow fund		           		  	   94,593		         347,346
                                     ---------------  	---------------
Other assets			    		 	                    303,828	       	  263,888
                                     ---------------  	---------------
     Total assets	                	 $   24,250,229  	  $  23,531,434
                                     ===============  	===============

Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.

              See accompanying note.

                    HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                   September 30,        December 31,
                         							     	  	1996                1995
                                  --------------	     ---------------
                         		 					   (unaudited)         (See note
                                                          below)
Current liabilities:
  Current maturities of
   long-term debt                 	$   350,000     	  $     350,000
  Accounts payable-trade			         	4,315,720		          4,016,185
  Accrued expenses				              	1,031,211         		 1,158,599
                                 ---------------	     ---------------
  	Total current liabilities    		  	5,696,931		          5,524,784
                                 ---------------	     ---------------
Long-term debt, excluding current
  maturities					                   	5,386,641		          4,389,805
                                 ---------------	     ---------------

Deferred income taxes		           			  387,419		            424,419
                                 ---------------	     ---------------
     	Total liabilities				         11,470,991         		10,339,008
                                 ---------------	     ---------------
Stockholders' equity:
  Common stock, par value
    $.01 per share			           	   	   17,037		             17,037
  Additional paid-in capital   		   	6,894,249         		 6,894,249
  Retained earnings                 	5,899,482         		 6,312,670
  Less:Cost of 11,200 shares of
    common stock held in treasury      (31,530)   	         (31,530)
                                 ---------------    	 ---------------
      Total stockholders' equity 	  12,779,238         		13,192,426
                                 ---------------    	 ---------------
      Total liabilities and
        stockholders' equity   	$   24,250,229        $ 	23,531,434
                                ===============	      ===============

Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.

                   See accompanying note.

                    HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)


                             			         1996               1995
                                  ---------------	    ---------------
Net sales 						                   $ 	31,871,537	      $	30,065,150

Cost of sales                     				26,473,449	       	24,375,052
                                  ---------------	    ---------------

Gross profit		                   			 	 5,398,088		        5,690,098

Selling, general and administrative
  expenses			                  			   	 6,175,297		        5,268,409
                                  ---------------   	 ---------------

Operating income (loss)         		 	 	  (777,209)		         421,689
                                  ---------------	    ---------------

Other income (expense):

  Interest income 		             		  	   118,315		          100,502
  Interest expense				    	             (188,852)	      	  (247,898)
  Other                           	      166,558       		   205,294
                                  ---------------   	 ---------------
                        				              96,021	       	    57,898
                                  ---------------	    ---------------
Income (loss) before income taxes		  	  (681,188)      		   479,587
                                  ---------------	    ---------------

Income tax expense (benefit):
  Current			                 			        (231,000)		         233,300
  Deferred						  	                      (37,000)	      	   (52,800)
                                  ---------------   	 ---------------
                                     	  (268,000)	      	   180,500
                                  ---------------	    ---------------

Net income (loss)		             			$ 	  (413,188)     	$	   299,087
                                  ===============	    ===============

Net income (loss) per share-primary
        and fully diluted			     	$         (.24)     	$        .18
                                  ===============	    ===============

Weighted average number of common
  and common equivalent shares 	       1,692,476          1,692,476
                                  ===============	    ===============

                See accompanying note.

              HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                               (unaudited)


                                			       1996               1995
                                     ---------------  	 ---------------
Net sales 				                      		$ 	10,533,883	     $	10,096,938

Cost of sales                        				 8,821,406	      	 8,213,801
                                     ---------------  	 ---------------

Gross profit		                      			 	 1,712,477	      	 1,883,137

Selling, general and administrative
  expenses	                     					   	 2,219,209      		 1,839,451
                                     ---------------  	 ---------------
Operating income (loss)      		 	 	        (506,732)	     	    43,686
                                     ---------------  	 ---------------

Other income (expense):

  Interest income                 				  	    28,339		          13,473
  Interest expense				    	                 (69,782)	     	   (73,678)
  Other                           	           6,997      		    78,811
                                     ---------------	   ---------------
	                                           (34,446)	     	    18,606

                                 			 ---------------  	 ---------------
Income (loss) before income taxes		     	  (541,178)		         62,292
                                     ---------------	   ---------------

Income tax expense (benefit):
  Current		                    				        (205,400)		         44,856
  Deferred						  	                         (10,600)      	   (25,600)
                                     ---------------  	 ---------------
                                        	  (216,000)		         19,256
                                     ---------------  	 ---------------

Net income (loss)			                		$ 	  (325,178)    	$	    43,036
                                     ===============  	 ===============

Net income (loss) per share-primary
              and fully diluted		  		$         (.19)              .03
                                     ===============  	 ===============

Weighted average number of common
  and common equivalent shares    	       1,692,476 	       1,692,476
                                     ===============  	 ===============

                    See accompanying note.

                    HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (unaudited)

                                              1996      	      1995
                                         ---------------	 ---------------

Cash flows from operating activities:
Net income (loss)		                   			$    (413,188)    	$	  299,087
                                         ---------------	 ---------------
Adjustments to reconcile net
 income (loss) to net cash provided by
 (used in) operating activities-
 Depreciation and amortization		              	856,341	      	  714,028
 Loss on sale of equipment				                     -	       		   33,425
 Provision for doubtful accounts		       	     114,308	      	   22,400
 Deferred income tax expense (benefit)	       	(37,000) 		      (52,800)
 Changes in assets and liabilities -
  (Increase) decrease in -
    Accounts receivable, trade	         	   (1,348,328)	     	 (947,877)
    Accounts receivable, other		              	 27,801		        ( 1,736)
    Inventories			                		        (1,167,013)	       (120,567)
    Prepaid income taxes	         		          (250,053) 	    	   83,686
    Prepaid expenses and other		              	(68,819)		        82,979
    Other assets				                         		(39,940)	          		-
  (Decrease) increase in -
    Accounts payable/Accrued expenses	         172,147      		1,196,138
                             						    	--------------- 	---------------
       Total adjustments			                 (1,740,556)	      1,009,676
                                        --------------- 	---------------
       Net cash provided by(used in)
         operating activities			            (2,153,744)	      1,308,763
                                        --------------- 	---------------

Cash flows from investing activities:
 Capital expenditures	                			   (2,691,077)	     (1,128,125)
 Proceeds from sale of equipment		                 -      		 	  130,000
 Sale (purchase) of marketable securities    1,320,921      		 (382,325)
                                        ---------------  	---------------
       Net cash (used in)
         investing activities	         		   (1,370,156)	     (1,380,450)
                                        ---------------  	---------------

               See accompanying note.

                    HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)
                                                 1996	         		1995
                                           ---------------	---------------
Cash flows from financing activities:
 Utilization of acquisition escrow
    fund			                             			$     252,753     	$	717,103
 Borrowings						                              1,320,000	      	 17,726
 Decrease (increase) in other assets		               -	       		(53,988)
 Principal payments under borrowing
    agreements					                             (323,164)	     (237,274)
 Principal payments under capital
    lease obligations					                           -	       		 (5,870)
                                    							---------------	---------------

       Net cash provided by
         financing activities	            	    1,249,589      		437,697
                                           ---------------	---------------

       Net increase (decrease) in cash and
         cash equivalents		               	   (2,274,311)       366,010
Cash and cash equivalents, beginning
 of year						                                 2,919,469	      	 25,178
                                          ---------------	---------------
Cash and cash equivalents, September 30   	$     645,158 	$     391,188
                                          ===============	===============

Supplemental disclosure of cash flow
 information:
  Cash paid during the nine months for-
   Interest                              	$    	188,851 	$    	 189,028
   Income taxes                         		       19,053	      	  83,686
                                         ---------------	---------------
                                          $     207,904 	$	     272,714
                                         ===============	===============

                  See accompanying note.

                    HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                     NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

           		      NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of September 30, 1996, the results of operations for the nine months and three months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1995.



ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

Sales for the three months ended September 30, 1996 were $10,533,883 as compared with $10,096,938 in 1995, an increase of 2.6%. The increase resulted from higher sales volume in the health care and airlaid wiper segments of the business due to general business growth. This improved performance was partially offset by lower sales volume of the airlaid roll goods product line. Selling price movement did not factor in significantly in the sales change.

Cost of sales for the three months ended September 30, 1996 increased to 83.7% of sales compared with 81.3% in 1995. The increase was due to several operational matters including increased overhead spending, unfavorable material usage and to volume variances associated with reduced activity, principally in the airlaid roll goods business.

Gross profit decreased to 16.3% in the third quarter of 1996 compared to 18.7% in 1995. This change is due to the previously mentioned operational issues.

Selling, general and administrative expenses for the third quarter of 1996 totalled $2,219,209 or 21.1% of sales as compared with $1,839,451 or 18.2% of sales in 1995. This change is principally due to higher professional and consulting fees, increased research and development spending and employee separation costs.

Other income and expense resulted in an expense of $34,446 in the third quarter of 1996 as compared with income of $18,606 in the third quarter of 1995. The change was primarily due to the lower other income associated with the expiry of the sales and marketing consulting agreement between the Company and G.H. Wood + Wyant.

The pre-tax loss of $541,178 in 1996 compares to a pre-tax profit of $62,292 in 1995, an unfavorable change of $603,470, which resulted from a reduced gross profit margin performance in 1996 as well as higher selling, general and administrative expenses.

The net loss for the three months ended September 30, 1996 amounted to $325,178 compared to net income of $43,036 in 1995. The net loss per share was $.19 in 1996 compared with net income per share of $.03 in 1995. The per share calculation reflects a weighted average of 1,692,476 shares outstanding in both 1996 and 1995.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995.

Sales for the nine months ended September 30, 1996 were $31,871,537 as compared with $30,065,150 in 1995. The increase of $1,806,387 or 6.0%
resulted from general business growth in the health care and airlaid wiper segments of the business, partially offset by lower sales in the airlaid roll goods product line. Selling price movement did not factor in significantly into the change.

Cost of sales for the nine months ended September 30, 1996 increased to 83.1% of sales in 1996 compared with 81.1% in 1995. The increase was due to operational matters in both the second and third quarters of 1996. Issues include downtime, unfavorable material usage and production volume variances and unfavorable labor and overhead spending associated with the installation of machine enhancements.

Gross profit decreased to 16.9% of sales for the nine months ended September 30, 1996 as compared with 18.9% in 1995. The decrease was due to operational matters in the second and third quarters mentioned above.

Selling, general and administrative expenses for the nine months ended September 30, 1996 amounted to $6,175,297 or 19.4% of sales compared with $5,268,409 or 17.5% of sales in 1995. The increase was due to higher research and development expenditures as well as higher professional and consulting fees.

Other income and expense resulted in income of $96,021 for the nine months ended September 30, 1996 compared with $57,898 in 1995. The principal components of this change were slightly higher interest income and lower interest expense due to the retirement of debt.

The pre-tax loss incurred for the nine months ended September 30, 1996 amounted to $681,188 compared to a pre-tax profit of $479,587 in 1995.
This unfavorable change was principally due to the gross profit shortfall in the second and third quarters and higher selling, general and administrative expenses.

The net loss for the nine months ended September 30, 1996 amounted to $413,188 compared with net income of $299,087 in 1995. The net loss per share was $.24 in 1996 compared with net income per share of $.18 in 1995. The per share calculation reflects a weighted average of 1,692,476 shares outstanding in both 1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES

Funds for the Company's current operations are derived from the sale of its products and the ability, when necessary, to borrow on a secured line of credit with First Fidelity Bank, N.A., New Jersey. At September 30, 1996, $1,320,000 was utilized by the company for the short term financing of equipment. Equipment term financing was subsequently established during October, 1996 and the secured line of credit was replenished at that time.

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

                    HOSPOSABLE PRODUCTS, INC.
                         (Registrant)



Date:  11/08/96                    SIGNATURE:  JOSEPH H. WEINKAM, JR.
      ----------------		              	-------------------------------------
                                               Joseph H. Weinkam, Jr.
                                                 President and
                                        						Chief Operating Officer