Form 10-Q/A
period 1996-09-30
HOSPOSABLE PRODUCTS INC
filed 1997-01-16
CIK 48569

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996
                               -----------------------
                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________________

Commission file number       0-8410
                            -------------

                            HOSPOSABLE PRODUCTS, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

                               New York 11-2236837
                                  -------------

(State or other jurisdiction of                  (I.R.S. Employer
Identification incorporation or organization)                No.)

100 Readington Road     Somerville, New Jersey 08876
--------------------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number including area code  908-707-1800
                                                  --------------
                                      NONE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                              Outstanding at September 30, 1996
--------------------------------------------------------------------------------
Common Stock, $.01 par Value                               1,692,476

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS
ENDED SEPTEMBER 30, 1995

Sales for the three months ended September 30, 1996 were $10,533,883 as compared with $10,096,938 in 1995, an increase of 4.3%. The increase resulted from higher sales volume in the health care and airlaid wiper segments of the business due to general business growth. This improved performance was partially offset by lower sales volume of the airlaid roll goods product line. Selling price movement did not factor in significantly in the sales change.

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

Other income and expense resulted in an expense of $34,446 in the third quarter of 1996 as compared with income of $18,606 in the third quarter of 1995. The change was primarily due to the lower other income associated with the expiry of the sales and marketing consulting agreement between the Company and G.H. Wood + Wyant, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

Trade accounts receivable increased from $5,396,185 at December 31, 1995 to $6,744,513 at September 30, 1996, a change of $1,348,328 or 25.0%. This change is primarily due to a concentration of sales in the latter part of the third quarter of 1996 and some general seasonal related slowness in collections. Management believes that accounts receivable collections will improve during the fourth quarter of 1996.

Marketable securities decreased from $1,362,233 at December 31, 1995 to $41,312 at September 30, 1996. This change was due to the sale of marketable securities to support the working capital needs of the company.

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

                            HOSPOSABLE PRODUCTS, INC.
                                    (Registrant)



Date: January 14, 1997     SIGNATURE: /c/ Joseph H. Weinkam, Jr.
     -----------------               ----------------------------
                                          Joseph H. Weinkam, Jr.
                                          President and
                                          Chief Operating Officer