Form 10-K/A
period 1995-12-31
HOSPOSABLE PRODUCTS INC
filed 1997-02-11
CIK 48569

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ ]      ANNUAL REPORT PURSUANT  TO  SECTION 13  OR  15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                                     12/31/95
                                            ------------------------------------
                                       OR
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ------------------
Commission file number          0-8410
                               ------------------------------------
                            HOSPOSABLE PRODUCTS, INC.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                           11-2236837
---------------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

 100 Readington Road     Somerville, New Jersey                           08876
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number including area code  908-707-1800
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                       Name of Each Exchange
-------------------                                       on Which Registered
                                                          ----------------------
Common Stock                                              Traded on the NASDAQ
par value $.01 per share                                  National Market

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
YES  X            NO
   ------            ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., by persons other than officers and directors of Hosposable Products, Inc. as reflected in the table incorporated by reference in Item 12 of this Annual Report on Form 10-K) as of March 22, 1996, was $4,064,434.

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

                                       HOSPOSABLE PRODUCTS, INC.
                                       (Registrant)


Date: February 11, 1997                Signature:/c/ Joseph H. Weinkam, Jr.
      -----------------                          --------------------------
                                                 Joseph H. Weinkam, Jr.
                                                 President and
                                                 Chief Operating Officer

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


Arthur Andersen, LLP
New York, New York
February 15, 1996



                    HOSPOSABLE PRODUCTS, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                            1995         1994          1993
                                            ----         ----          ----
NET SALES                               $40,480,738   $34,515,494   $29,909,296

COST OF SALES                            33,000,141    26,534,271    22,253,329
                                        ------------  ------------  -----------
    Gross Profit                          7,480,597     7,981,223     7,655,967

OTHER EXPENSES (INCOME):
    Selling, General & Administrative     7,416,448     6,619,308     6,115,045
    Interest Income                        (148,571)     (216,638)     (211,769)
    Interest Expense                        321,655       384,638       161,893
    Other Income                           (286,647)     (455,783)     (334,857)
    Write-down of assets(Note 9)            550,000          -             -
                                        ------------  ------------  -----------

  Income(loss)before income tax expense    (372,288)    1,649,698     1,925,655

INCOME TAX (BENEFIT) EXPENSE (Note 7)      (163,082)      613,348       726,177
                                        ------------  ------------  ------------
    Net Income (loss)                      (209,206)    1,036,350     1,199,478

EARNINGS (LOSS)PER SHARE                    $ (.12)       $ .61        $ .70

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES            1,692,476     1,691,906     1,704,158


The accompanying notes are an integral part of these consolidated financial statements


                   HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                     Common        Additional                                     Total
                                     Stock, $.01   Paid-in         Retained       Treasury     Stockholders'
                                     Par Value     Capital          Earnings        Stock         Equity
                                     -----------   ----------     -----------    -----------   -------------

BALANCE, December 31,1993            $  17,017      $6,885,769    $5,485,526     $(31,530)     $12,356,782

   Net Income for the Year                -             -          1,036,350         -           1,036,350

   Exercise of 2,000 Stock Options          20           8,480          -            -               8,500
                                     ---------      ----------     ----------    ---------     -------------

BALANCE, December 31, 1994              17,037       6,894,249     6,521,876      (31,530)      13,401,632

   Net loss for the Year                  -              -          (209,206)        -            (209,206)
                                     ---------      -----------    ----------    ---------     -------------

BALANCE, December 31, 1995           $  17,037      $6,894,249    $6,312,670     $(31,530)     $13,192,426
                                     =========      ==========    ===========    =========     =============


The accompanying notes are an integral part of these consolidated financial statements.

                   HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


CASH FLOWS FROM OPERATING ACTIVITIES:                                         1995               1994                 1993
                                                                          -----------         ----------            ----------
  Net Income (Loss)                                                       $ (209,206)         $1,036,350            1,199,478
  Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Depreciation and Amortization                                         982,352           1,064,718              795,076
       Provision for Doubtful Accounts                                        14,289              37,000               25,497
       Loss on Sale of Fixed Asset                                            33,426                 -                    -
       Deferred Income Tax Benefit                                          (156,157)            (38,365)             (51,209)
       Write-down of Assets                                                  550,000                 -                    -
       Changes in Assets and Liabilities-
          (Increase)Decrease in-
              Accounts Receivable, trade                                  (1,252,859)           (485,657)            (596,109)
              Advances to Officers and Directors                                -                    -                 17,373
              Other Accounts Receivable                                        9,061              13,383              137,089
              Prepaid Income Taxes                                          (202,738)            (83,686)               4,939
              Inventories                                                    468,275            (485,848)              84,365
              Prepaid Expenses and Other                                     147,784             (74,419)            (162,480)
          Increase (decrease) in-
              Accounts Payable and Accrued Expenses                        2,462,532             240,905              193,703
              Income Taxes Payable                                              -               (178,931)             178,931
                                                                          ----------           ---------            ----------
                  Net Cash Provided by Operating Activities                2,846,759           1,045,450            1,826,653
                                                                          ----------           ---------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital Expenditures                                                     (1,505,141)         (2,433,372)          (4,155,724)
 Cash Proceeds from Sale of Fixed Asset                                      130,000                 -                    -
 Sale (purchase) of Marketable Securities                                  1,049,936           2,265,376             (549,378)
                                                                          ----------          ----------            ----------
                 Net Cash Used in Investing Activities                      (325,205)           (167,996)          (4,705,102)
                                                                          ----------          ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Utilization of Acquisition Escrow Fund                                      712,737             843,150
 Principal Payments Under Borrowing Agreements                              (340,000)         (2,520,114)            (666,608)
 Borrowing Under Long-term Debt Agreement, Net Acquisition Escrow Fund          -                    -               3,401,510
 Proceeds from Issuance of Common Stock                                         -                  8,500               36,250
                                                                          ----------          ----------            ----------
                 Net Cash Provided by (Used in)Financing Activities          372,737          (1,668,464)           2,771,152
                                                                          ----------          ----------            ----------
                 Net Increase (Decrease)in Cash and Cash Equivalents       2,894,291            (791,010)            (107,297)

CASH AND CASH EQUIVALENTS, Beginning of Year                                  25,178             816,188              923,485
                                                                          ----------          ----------            ----------

CASH AND CASH EQUIVALENTS, End of Year                                    $2,919,469          $   25,178           $  816,188
                                                                          ----------          ----------            ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash Paid During the Year for-
       Interest                                                           $  296,530           $ 368,920           $  150,584
       Income Taxes                                                          287,037             863,046              618,128

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


2.       MARKETABLE SECURITIES

                  Marketable securities at December 31, consist of:

                                                     1995               1994
                                                 -----------       ------------

                  U.S. Treasury Bills            $    -            $    358,115
                  U.S. Government Obligations        623,048            327,755
                  Municipal Bonds                    654,035          1,633,314
                  Other Bonds                         85,150             92,985
                                                   ---------       ------------
                                                 $ 1,362,233       $  2,412,169

As of December 31, 1995 and 1994, substantially all short-term investments have been classified as held to maturity. These investments are stated at amortized cost.


3.       INVENTORIES

                  Inventories at December 31, consist of:

                                                    1995               1994
                                                 -----------       ------------

                  Raw Materials                  $  2,308,121      $  2,812,716
                  Finished Goods                    1,098,959         1,062,639
                                                 ------------      ------------
                                                 $  3,407,080      $  3,875,355


4.       LONG-TERM DEBT

                  Long-term debt at December 31, consisted of the following:

                                                   1995               1994
                                                 -----------       ------------

                  Authority Bonds - II(a)        $  4,655,000      $  4,995,000
                                                 ------------      ------------
                           Total long-term debt  $  4,655,000      $  4,995,000

                  Less:
                  Unamortized discount on bonds        15,195            17,726
                  Current maturities                  350,000           340,000
                                                  -----------      ------------
                                                 $  4,289,805      $  4,637,274

                  Maturities of long-term debt over the next five years are as follows:

                              1996                      $    350,000
                              1997                           365,000
                              1998                           380,000
                              1999                           395,000
                              2000                           415,000


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

         The agreement contains several restrictive financial covenants which include: (i)minimum net worth requirement; (ii) maximum leverage ration; (iii) minimum debt service coverage ratio; (iv) minimum current ratio; and (v) maximum amount of annual capital expenditures.

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

5.       PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment at December 31, consisted of the following:

                                                    1995               1994
                                                 -----------       ------------

                  Land                           $   374,133        $   374,133
                  Building and improvements        3,639,338          3,589,752
                  Capitalized equipment leases        72,311            126,997
                  Machinery and equipment          9,208,427          9,344,140
                  Machinery and equipment -
                           in progress             2,196,677          1,124,608
                  Trucks and automobiles              68,198             68,198
                  Furniture and fixtures             659,913            604,176
                  Leasehold improvements             113,759            112,762
                                                  ----------        -----------
                                                 $16,332,756        $15,344,766

                  Less-Accumulated depreciation
                           and amortization        6,887,558          5,933,940
                                                 -----------        -----------
                                                 $ 9,445,198        $ 9,410,826


6.       RELATED-PARTY TRANSACTIONS

                  On July 10, 1990, the Company entered into a six-year marketing and sales support agreement with a significant shareholder, G.H. Wood + Wyant Inc. ("Wood + Wyant"), pursuant to which the Company would be paid by Wood +

Wyant, over a five-year period, for providing services based upon and in respect of its air-laid fabric production and marketing expertise. At the closing, $100,000 was paid and thereafter $200,000 was payable on June 30, and December 31, of each year through December 1994. Income recognized in connection with this agreement amounted to $316,667 in each of the three years ended 1995, 1994 and 1993. Deferred income of $166,662 and $283,450 is included in other accrued liabilities as of December 31, 1995 and 1994, respectively.

         Sales made to Wood + Wyant amounted to approximately $222,000, $373,000 and $313,000 in 1995, 1994 and 1993 respectively. Purchases made from Wood + Wyant amounted to approximately $1,040,000, $261,799 and $124,000 in 1995, 1994
and 1993, respectively.

7.       INCOME TAXES

                  Components of income tax expense (benefit) are as follows:

                                            Current     Deferred      Total
                  1995:                    ---------- -----------  -----------
                           Federal         $ (19,407) $ (119,339)  $ (138,746)
                           State              12,482     (36,818)     (24,336)
                                            --------  ----------   -----------
                                           $  (6,925) $ (156,157) $  (163,082)

                  1994:
                           Federal         $ 581,251  $  (73,302) $   507,949
                           State             120,249     (14,850)     105,399
                                           ----------------------------------
                                           $ 701,500  $  (88,152) $   613,348

                  1993:
                           Federal         $ 618,438  $  (27,211) $   591,227
                           State             158,948     (23,998)     134,950
                                           ----------------------------------
                                           $ 777,386  $  (51,209) $   726,177


                  The actual tax expense differed from the "expected" amounts by applying the U.S. federal income tax rate of 34% as follows:

                                                   Years Ended December 31
                                                 1995         1994       1993

Federal income tax expense at statutory rate   $(126,578)   $560,897  $ 654,723
State income taxes net of federal income
         tax benefit                             (16,062)     69,563     89,067
Other                                            (20,442)    (17,112)   (17,613)
                                                ---------   --------------------
         Actual tax (benefit)expense           $(163,082)   $613,348   $ 726,177


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

                                                   Number       Option Price
                                                   of Shares    Per Share

Outstanding and exercisable, December 31, 1993      93,700       $ 2.50 - $ 6.00
         Exercised                                  (2,000)                 4.25
         Expired/Canceled                           (3,000)        2.50 -   6.00
                                                   -------       ---------------
Outstanding and exercisable, December 31, 1994      88,700         4.25 -   6.00
         Expired/Canceled                          (47,700)        4.25 -   6.00
         Granted                                    65,000         5.00 -   7.25
                                                   -------       ---------------
Outstanding and exercisable, December 31, 1995     106,000       $ 4.25 - $ 7.25

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

                  In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes a fair value-based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Companies electing to remain with the accounting under APB Opinion No. 25 must, however, make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 has been applied. These disclosure requirements are effective for years beginning after December 15, 1995.

                                                                     SCHEDULE II




                   HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                      Balance at    Charged to                  Balance
                                      Beginning     Costs and                   at End
            Description                of Year      Expenses     Deductions(6)  of Year
            -----------               ----------   ----------    ------------   ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
         Year ended December 31 -
                           1995       $118,759      $125,399      $111,110       $133,048
                           1994         95,643        37,000        13,884        118,759
                           1993        170,795        25,497       100,649         95,643



(1)  Represents amounts written off, net of recoveries
