Form 10-K/A
period 1996-12-31
WYANT CORP
filed 1997-03-26
CIK 48569

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                   December 31, 1996
                                            -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ------------------
Commission file number          0-8410
                               -------

             WYANT CORPORATION (FORMERLY HOSPOSABLE PRODUCTS, INC.)
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                   11-2236837
----------------------------------         -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 100 Readington Road     Somerville, New Jersey               08876
---------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code  908-707-1800
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
Title of Each Class                                  on Which Registered
-------------------                                  ---------------------
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
YES   X      NO
   ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., by persons other than officers and directors of Hosposable Products, Inc. as reflected in the table incorporated by reference in Item 12 of this Annual Report on Form 10-K) as of March 21, 1997, was $4,134,273.

As of March 21, 1997, there were 1,692,476 Common Shares of the Registrant outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                 1. The Exhibits identified in Item 14(a)3,(b).

                                TABLE OF CONTENTS



                           Item                                            Page
                           ----                                            ----
PART I.
                  1.       Business                                          1

                  2.       Properties                                        3

                  3.       Legal Proceedings                                 4

                  4.       Submission of Matters to a
                           Vote of Security Holders                          4

PART II.
                  5.       Market for the Registrant's Common
                           Stock and Related Shareholder
                           Matters                                           5

                  6.       Selected Financial Data                           6

                  7.       Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                         7

                  8.       Financial Statements and
                           Supplementary Data                               10

                  9.       Changes in and Disagreements
                           with Accountants on Accounting
                           and Financial Disclosure                         10

PART III.
                  10.      Directors and Executive Officers                 11

                  11.      Executive Compensation                           11

                  12.      Security Ownership of Certain
                           Beneficial Owners and Management                 11

                  13.      Certain Relationships and
                           Related Transactions                             11

PART IV.
                  14.      Exhibits, Consolidated Financial
                           Statements and Schedules and Reports
                           on Form 8-K                                      12

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

                  The majority of the sales of the Company's branded products are to distributors for eventual use by hospitals, nursing homes and other health care institutions, and to government agencies. The bedpads are the Company's principal products. Their end-use is for protection against mattress-soiling, caused primarily by incontinence. A portion of the Company's revenue is derived through the sale of finished products as private label brands for major customers. The Company's airlaid fabrics (AirlayTM )are used as components of end-products manufactured by the Company, and also are sold in roll good form to converters and manufacturers who produce a wide range of health care, consumer and industrial products.

                  In late 1996 the Company purchased a high speed adult brief converting line. Both branded and private label adult briefs will be introduced in 1997 to further expand the Company's line of incontinent care products in this growth market.

                  The Company's products are manufactured on a number of continuous production lines that automatically assemble the various layers of product materials, bond them with various fixative means, cut the materials to specific lengths, and fold, count, stack and bag/box the completed products. During 1996, the Company produced the vast majority of its products with its own equipment, at leased facilities in Fresno, California and Jackson, Tennessee, and at the premises and plant facility in Branchburg, New Jersey purchased by Hosposable in December 1993.


B.       INDUSTRY SEGMENTS

                  The Company operates in one industry segment. Its assets, net sales and net income (loss) are shown in "Selected Financial Data" (Part II, Item 6) and "Consolidated Financial Statements" (Part IV, Item 14).

C.       SUPPLY OF RAW MATERIALS

                  The Company purchases raw materials necessary for the manufacture of its products from several unaffiliated suppliers. These raw materials are readily available from numerous sources. The Company is not dependent upon any one major source of supply, and is not limited by any supply contracts.

D.       MARKETING AND SALES

                  The Company's products are sold by 12 sales and marketing personnel who are paid salaries and several independent sales organizations that work on a commission basis.

                  Most of the Company's sales (other than inter-company transactions with IFC) are made to distributors that, in turn, sell the Company's products to institutional users such as hospitals and nursing homes, and to industrial users. Other sales are made to private labellers that sell to retail individual/chain stores. The retail chains usually sell the products under private label.

                  The following table shows, for the years-ended as indicated, percentage information in respect of the Company's net sales.

                                    1992    1993     1994     1995     1996
                                    ----    ----     ----     ----     ----

Major Distributor . . . . . . . . . 12.5    12.5     11.1     11.8     10.5

Other Distributors. . . . . . . . . 51.0    52.9     55.9     36.5     34.7

Government Agencies . . . . . . . .  1.5     1.0      0.8      1.0      1.0

Private Label . . . . . . . . . . .  3.2     3.1      2.5     18.6     18.4

Converters (airlaid/non-
woven fabrics). . . . . . . . . . .  4.7*    6.1*     7.0*     8.2*     7.0*

Industrial Wiping Products
(IFC Disposables, Inc.) . . . . . . 27.1    24.4     22.7     23.9     28.4

* Does not include inter-company sales of $1,542,773, $1,709,494, $1,266,306,
$1,235,853 and $1,428,746, in 1996, 1995, 1994, 1993, and 1992, respectively, to
IFC Disposables, Inc.

                  At December 31, 1996 the Company had 'backlogs' of firm orders of approximately $1,450,000 or approximately 34% less than the backlog at December 31, 1995. This change is due to the Company's focus on reducing customer order lead times as well as an emerging distributor practice to implement 'just in time' planning for inventory management.

E.       COMPETITION

                  The industry in which the Company competes is highly competitive. Among the competitors are such firms as Inbrand Corporation, Paper-Pak Products, Inc. and others with substantially greater resources than the Company's, as well as many firms comparable to the Company in 'size' and the primary businesses of which are directly competitive. Although the Company is a leading manufacturer of underpads, it is not a significant factor in the overall adult incontinent market.

                  The Company's ability to compete successfully is dependent upon its ability to make timely deliveries of value added products of a quality similar or higher than its competitors and at competitive prices.

F.       EMPLOYEES/UNION CONTRACT

                  The Company has 330 employees. 198 are employed in New Jersey, 80 in Fresno, California and 52 in Jackson, Tennessee. Over 90% work in sales and production.

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

                  The Company acquired a group of 13 trademarks with its purchase of the assets of IFC Disposables, Inc. ("Presto Wipes," "Bench-Pac," "Busboy," "IFC," "Jumbies," "Lab Grade," "Like-Rags," "Redd Rags," "Suit-All," "Tuff-Job," "Ultras," "Drawing of Hand on Wiper" and "Vacuumed and Packaged in a Class 100 Clean Room"). Trademarks are used to protect the individual identifications of products, but the Company cannot assess any economic advantage particularly attributable to any trademark. Moreover, there is no assurance that trademark rights are enforceable as mere consequence of trademark registration.


Item 2.  PROPERTIES

                  Since May 31, 1994 the Company has conducted all New Jersey operations at its Branchburg New Jersey location. This facility accommodates manufacturing operations, warehousing and office activities in an 111,640 square foot building.

                  The Company leases approximately 80,000 square feet, used for manufacturing and warehousing, in a building at 95 Santa Fe Avenue, Fresno, California, from Len-Sid Realty Co. Leonard Schramm, the former President of the Company is a partner in Len-Sid Realty Co. The terms of the lease agreement, including $111,168 as annual rent, are comparable to terms that might be obtainable from an unaffiliated lessor of like property in the immediate vicinity of the Fresno warehouse. The lease term is for one year, but terminable on 90 days' notice (essentially, because the landowner, The Atchison, Topeka and Santa Fe Railroad, has the right to terminate Len-Sid Realty Co.'s 'possession' on 90 days' notice).

                  IFC leases a warehouse-type facility in Madison County, Tennessee. The base rent was $448,480 in 1996. The lease expires on December 31, 1997. During 1996 IFC sublet approximately 85,000 square feet in its leased premises to an unrelated party and was paid rent of approximately $140,000. The sub-lease expires on August 31, 1997.


Item 3.  LEGAL PROCEEDINGS

                  The Company is not a party to any material litigation.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On May 23, 1996, the Company held its annual meeting of shareholders. 1,495,869 shares, a quorum, were represented in person or by proxy. Gerald W. Wyant, James A. Wyant, Donald C. MacMartin, Joseph H. Weinkam, Jr., John B. Wight and Jane M. Curtis, were each elected to serve as a director for a one-year period expiring in 1997. (1,465,143 'for'). The appointment of Arthur Andersen LLP as auditors for the year ended December 31, 1996 was ratified (1,489,069 'for').

                  The approval of an amendment to the Company's Certificate of Incorporation to provide for the limited liability of directors in certain circumstances was ratified (965,510 'for'). An amendment to the Company's By-Laws to provide enhanced indemnification of officers and directors was ratified (966,310 'for'). An amendment to the Company's Certificate of Incorporation deleting certain provisions referencing a plan of merger or consolidation was ratified (966,136 'for').

                  At a Board of Directors meeting held directly following the annual meeting, Mr. Donald C. MacMartin was elected as Chairman of the Board of Directors.

                                     PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON
         STOCK AND RELATED SHAREHOLDER MATTERS

         a.       Principal Market and Sales Prices

                  The Company's Common Stock is traded on the NASDAQ National Market. The sales highs and lows during each quarter of the last three fiscal years, as reported by the National Quotation Bureau, Inc. are as follows:

                                  High                       Low
                                  ----                       ---
1994

1st Quarter                       7 1/2                      5 3/4
2nd Quarter                       9 1/2                      6 3/4
3rd Quarter                       9 1/4                      7
4th Quarter                       8 1/4                      7 1/4

1995

1st Quarter                       7 3/4                      5 1/2
2nd Quarter                       7 5/8                      5
3rd Quarter                       8 1/4                      4
4th Quarter                       8 3/4                      6 3/4

1996

1st Quarter                       7                          5
2nd Quarter                       8 1/4                      7
3rd Quarter                       8 1/4                      4 5/8
4th Quarter                       5 1/2                      4 1/2


         b.       Holders

                  The number of holders of the Company's Common Stock as at March 21, 1997, was approximately 800 based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

         c.       Dividends

                  The Company has never paid a cash dividend, and does not anticipate paying dividends in the foreseeable future.

Item 6   SELECTED FINANCIAL DATA

                                                             Year ended December 31
                                            -------------------------------------------------------------
                                            1996        1995          1994         1993              1992
                                            ----        ----          ----         ----              ----
                                                      (In thousands, except per share amounts)
Operations Data:
----------------

Net Sales                              $ 42,294      $ 40,481        $ 34,515       $ 29,909       $ 29,748
Cost of Sales                            34,971        33,000          26,534         22,253         22,384

Selling, general and
 administrative expenses                  8,441         7,417           6,619          6,115          6,134

Operating income (loss)                  (1,118)           64           1,362          1,541          1,230

Other income (expense), Net                (545)         (436)            288            385            358

Income (loss) before
 income taxes                            (1,663)         (372)          1,650          1,926          1,588
Income tax expense (benefit)               (608)         (163)            613            726            637
Net income (loss)                        (1,055)         (209)          1,037          1,200            951


Per Share Data:
---------------

Net income (loss):
  Primary                              $   (.62)     $   (.12)       $    .61       $    .70       $    .56

Weighted average
  number of Common and
  Common equivalent
  shares outstanding                      1,692         1,692           1,692          1,704          1,703

                                                                  At December 31
                                          ----------------------------------------------------------------
                                          1996         1995            1994           1993            1992
                                          ----         ----            ----           ----            ----
Balance Sheet Data:
-------------------

Working capital                         $ 6,259       $ 8,194         $ 7,836        $ 8,859        $ 9,259
Total assets                             24,112        23,775          21,572         23,023         16,799
Long-term obligations
 (excluding current
  maturities)                             5,177         4,290           4,637          6,120          2,209
Stockholders' equity                     12,137        13,192          13,402         12,357         11,121
Cash Dividends declared
 per common share                          --            --              --             --             --

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE YEAR ENDED DECEMBER 31, 1996


Introduction

                  The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes. (See Item 14.)


Results of Operations for Year Ended December 31, 1996
Compared to Year Ended December 31, 1995

SALES: Sales for 1996 were $42,293,633 as compared to $40,480,738 in 1995, a 4.5% increase. This increase was principally due to higher sales volume in the health care and wiper segments of the business associated with general business growth. This improved performance was partially offset by lower sales volume of the airlaid roll goods product line. Selling price movement did not factor significantly in the sales change.

COST OF SALES AND GROSS PROFIT: Gross profit for 1996 was $7,322,641 (17.3% of sales) compared with $7,480,597 (18.5% of sales) in 1995. The decrease in 1996 was due to several operational matters in the absorbent products business including downtime associated with the installation of machine enhancements, increased production scrap and unfavorable labor and overhead spending.

OTHER INCOME (EXPENSES): Selling, general and administrative expenses for 1996 were $8,441,363 compared with $7,416,448 in 1995, an increase of $1,024,915, or
13.8%. The principal components of this change were higher freight, increased professional and consulting fees, and a write-off against earnings of accounts receivable balances.

During the fourth quarter of 1996, the Company recorded a charge to earnings of $549,805 for legal, accounting and investment banking fees associated with the acquisition of the Canadian operations of G.H. Wood + Wyant Inc. ("Wood + Wyant"). During the fourth quarter of 1995, the Company recorded a charge to earnings of $550,000 for asset write-downs including machinery and equipment, leasehold improvements and leased property at the IFC facility.

Interest income for 1996 decreased to $131,252 compared with $148,571 in 1995 due to a lower cash position during the year. Interest expense for 1996 decreased to $306,853 from $321,655 in 1995. The components of this change include higher amortization of loan discount fees in 1995 and lower interest expense due to the scheduled retirement of debt.

Other income for 1996 decreased to $181,042 from $286,647 in 1995, primarily due to the lower other income associated with the expiration of the sales and marketing agreement between the Company and Wood + Wyant.

NET INCOME (LOSS): A net loss of $1,055,190 was incurred for 1996 as compered with a net loss of $209,206 in 1995. The 1996 net loss per share was $.62 compared with a net loss per share of $.12 in 1995. The per share calculation reflects a weighted average of 1,692,476 shares outstanding in both 1996 and 1995.

Results of Operations for Year Ended December 31, 1995
Compared to Year Ended December 31, 1994

SALES: Sales for 1995 were $40,480,738 as compared to $34,515,494 in 1994, a 17.3% increase, which was due to significantly higher sales volume in the health care and airlaid nonwoven segments of the business.

COST OF SALES AND GROSS PROFIT: Gross profit for 1995 was $7,480,597 (18.5% of sales) compared with $7,981,223 (23.1% of sales) in 1994. The decrease in 1995 was primarily due to significantly higher raw material costs, particularly for paper pulp, corrugated and tissue and an unfavorable mix resulting from a substantial increase in Private Label sales.

OTHER INCOME (EXPENSES): Selling, general and administrative expenses for 1995 were $7,416,448 compared with $6,619,308 in 1994, an increase of $797,140, due primarily to higher fees for consulting and legal services.

Interest income for 1995 decreased to $148,571 from $216,638 in 1994, due to lower rates on portfolio holdings. Other income for 1995 declined to $286,647 from $455,783 in 1994, due mainly to reduced rental income at the Branchburg corporate facility. An assessment of the IFC segment of business resulted in taking a pre-tax charge to earnings of $550,000 for machinery and equipment, leasehold improvements and leased space not being utilized at the IFC facility.


NET INCOME (LOSS): A net loss of $209,206 was incurred in 1995 as compared to net income of $1,036,350 in 1994. The 1995 net loss per share was $.12 compared with 1994 net income per share of $.16. The per share calculation reflects a weighted average of 1,692,476 shares outstanding in 1995 and 1,691,906 shares outstanding in 1994.


Liquidity and Capital Resources

                  In December 1993, the Company entered into a loan agreement with the New Jersey Economic Development Authority (the "Authority") and First Union National Bank ("First Union"), whereby the Authority issued Economic Development Bonds with an aggregate principal amount of $5,325,000 to be loaned to the Company to finance the acquisition of a building and the land on which it is situated, as well as the purchase of machinery and equipment to add a production line (see Item 14). As of December 31, 1996, total proceeds of approximately $5,229,000 had been distributed to the Company in order to complete its purchase of the above mentioned land, building, machinery and equipment. The remaining balance is held in escrow and will be distributed to the Company as machinery and equipment is purchased.

                  The bonds are secured by a letter of credit provided by First Union which has obtained; (a) a first mortgage and security interest on the building and land that was acquired; (b) an assignment of the Company's right, title and interest in and to all leases with respect to the building and land; and (c) a security interest on the machinery and equipment purchased with a portion of the bond proceeds and (d) IFC's and Bridgewater's guarantees of the Company's obligations.


                  The agreement contains several restrictive financial covenants which include; (a) minimum net worth requirement; (b) maximum leverage ratio;
(c) minimum debt service coverage ratio; (d) minimum current ratio; and (e) maximum amount of annual capital expenditures.

                  The remaining bond maturity dates range from December 1, 1997 to December 1, 2013 and bear interest at fixed rates between 4.1% and 5.7%. The bonds mature at various amounts throughout this period in amounts ranging from $140,000 to $940,000. The bonds maturing December 1, 2007, 2009 and 2013 are to be redeemed commencing December 1, 2005 and on each December 1 thereafter through sinking fund payments ranging from $165,000 to $255,000.

                  In October 1996, the Company entered into a loan agreement with First Union in the amount of $1,500,000 bearing interest at 8.12%. The proceeds of the loan were used to acquire production machinery. The principal is repayable in monthly installments of $17,857 through November 2003. The loan is secured by the machinery purchased.

                  On March 18, 1997, 3290441 Canada Inc., a wholly owned and newly formed subsidiary of the Company, acquired the Canadian business and operating assets of Wood+Wyant and assumed all of its operating liabilities. The total fair value of the consideration for this transaction was approximately $14,000,000. In consideration for this sale, 3290441 Canada Inc. paid $3,731,343 in cash, issued a promissory note ("Note") in the amount of $3,181,150 (the amount of the Note is subject to adjustment and will be exchanged for Class A Preferred shares of 3290441 Canada Inc. on the basis of one share for each dollar of unpaid principal amount of Note), 3,800,000 Class B Preferred shares and 1,000,000 Class E Preferred shares. The Class A and Class B shares carry cumulative dividends of 4% and 3.99999%, respectively, and are mandatorily redeemable over 10 years. The Class E Preferred shares are exchangeable into 1,000,000 shares of the Company's common stock.

                  On March 14, 1997, the Company borrowed $4,000,000 from First Union National Bank of which $2,000,000 is a term loan repayable in monthly principal installments of $33,333 plus interest at 9.43%, maturing on March 13, 2002 and $2,000,000 is a revolving line of credit maturing on April 1, 1999 with interest at the prime rate. A portion of these proceeds was used to finance the acquisition of Wood + Wyant. This new financing replaced all previous existing lines of credit

                  The Company's stockholders' equity was $12,137,236 at December 31, 1996 and $13,192,426 at December 31, 1995. The decrease resulted from a net loss of $1,055,190 in 1996.

                  The Company's working capital position amounted to $6,259,024 at December 31, 1996, compared with $8,193,500 at December 31, 1995. The reduction in working capital includes a decrease in cash and marketable securities to $2,017,437 at December 31, 1996 from $4,281,702 at December 31, 1995. This reduction was due to the use of cash and marketable securities for both corporate operations and capital expenditures.

                  Funds for the Company's current operations are derived from the sale of its products and the ability, when necessary, to borrow additional funds.


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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS

                  Information as required for this Item 10 is incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders (the "1997 Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.


Item 11. EXECUTIVE COMPENSATION

                  Information as required in respect of this Item 11 is incorporated by reference to the 1997 Proxy Statement.


Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

                  Information as required in respect of this Item 12 is incorporated by reference to the 1997 Proxy Statement.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Information as required in respect of this Item 13 is incorporated by reference to the 1997 Proxy Statement.

                                     PART IV

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS
                  AND SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following Financial Statements are included in Item 8.

       Report of Independent Public Accountants                        F-1

       Consolidated Balance Sheets as of December 31, 1996 and 1995.   F-2, F-3

       Consolidated Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994.                               F-4

       Consolidated Statements of Stockholders' Equity for
       the years ended December 31, 1996, 1995 and 1994.               F-5

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994.                               F-6, F-7

       Notes to Consolidated Financial Statements.                     F-8


    2. Financial Statement Schedules.

       Schedule II - Valuation and Qualifying Accounts.                F-18

       All other schedules are omitted because they are not applicable or not required, or the applicable information is shown in the Consolidated Financial Statements or in notes thereto.


    3. Exhibit Tables

     (i) Articles of Incorporation and Amendments thereof (with the exception of Item (i) below) and By-Laws are incorporated by reference. They were filed as exhibits with the Company's February 2, 1984 and January 7, 1987 Registration Statements and the Registrant's Proxy Statement filed May 30, 1990 (the "May 1990 Proxy").

     (ii) Certificate of Amendment of the Articles of Incorporation dated March 18, 1997 is filed herewith as Exhibit 1.


     (iii) Material Contracts and Amendments: The 1991 Stock Option Plan filed with the Company's 1994 Proxy Statement is incorporated by reference thereto. The 1997 Stock Incentive Plan filed with the Company's Form S-8 on March 19, 1997 is incorporated by reference thereto.


(b) Report on Form 8-K

    The Company's Form 8-K filed on November 14, 1996 disclosed an agreement by Hosposable Products, Inc. to acquire all of the operating assets and assume the operating liabilities of G.H. Wood + Wyant Inc.

    Shareholders may obtain a copy of any exhibit not filed herewith by writing to Hosposable Products, Inc., P.O. Box 8609, Somerville, New Jersey 08876.

                            CERTIFICATE OF AMENDMENT
                                     OF THE
                          CERTIFICATE OF INCORPORATION
                                       OF
                            HOSPOSABLE PRODUCTS, INC.

                Under Section 805 of the Business Corporation Law


The undersigned, for the purpose of amending the Certificate of Incorporation of Hosposable Products, Inc. (the "Corporation"), hereby certify that:

              1. The name of the corporation (hereinafter called the"Corporation") is HOSPOSABLE PRODUCTS, INC.

              2. The certificate of incorporation of the Corporation was filed by the New York Department of State on May 3, 1971.

              3. The certificate of incorporation of the Corporation is hereby amended by deleting the language of Article 1 thereof, which sets forth the name of the Corporation and by substituting in lieu thereof the following:

                      "The name of the corporation is WYANT CORPORATION."

              4. The certificate of incorporation of the Corporation is hereby amended by increasing the aggregate number of shares which the Corporation shall have the authority to issue by authorizing three million (3,000,000) additional shares, $.01 par value per share and of the same class as the presently authorized shares. Accordingly, Article 4 of the Certificate of Incorporation of the Corporation is hereby amended to read in full as follows:

              "The total number of shares of stock which the corporation shall have the authority to issue is six million (6,000,000), and the par value of each such share shall be $.01."

              5. The amendments of the certificate of incorporation herein certified have been duly authorized by vote of the board of directors of the Corporation followed by a vote of a majority of the holders of all outstanding shares entitled to vote thereon at a meeting of shareholders, pursuant to
Section 803 of the New York Business Corporation Law.


              IN WITNESS WHEREOF, WE HAVE SIGNED THIS Certificate on the 18th day of March, 1997 and we affirm the statements therein as true under penalties of perjury.


                                         HOSPOSABLE PRODUCTS, INC.


                                         By: /s/ Joseph H. Weinkam, Jr.
                                            -------------------------------
                                              Name: Joseph H. Weinkam, Jr.
                                               Title:  President


                                         By: /s/ John C. Zisko
                                            --------------------------------
                                              Name: John C. Zisko
                                                Title: Secretary

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HOSPOSABLE PRODUCTS, INC.


                                    By:      D.C. MacMartin
                                        ---------------------------------------
                                             D.C. MacMartin
                                             Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the named persons in the indicated capacities and on the indicated dates.

Signature                     Title                         Date
---------                     -----                         ----

/s/ D.C. MacMartin
----------------------        Chairman of the Board         March 21, 1997
D.C. MacMartin                of Directors

/s/ J.H. Weinkam, Jr.
----------------------        President and Chief           March 21, 1997
J.H. Weinkam, Jr.             Operating Officer

/s/ J.C. Zisko
----------------------        Vice President, Finance       March 21, 1997
J.C. Zisko                    Secretary/Treasurer

/s/ J.M. Curtis
----------------------        Director                      March 21, 1997
J.M. Curtis

/s/ T.R.M. Davis
----------------------        Director                      March 21, 1997
T.R.M. Davis

/s/ N.A. Gallopo
----------------------        Director                      March 21, 1997
N.A. Gallopo

/s/ J.B. Wight
----------------------        Director                      March 21, 1997
J.B. Wight

/s/ G.W. Wyant
----------------------        Director                      March 21, 1997
G.W. Wyant

/s/ J.A. Wyant
----------------------        Director                      March 21, 1997
J.A. Wyant

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Hosposable Products, Inc.:

We have audited the accompanying consolidated balance sheets of Hosposable Products, Inc. (a New York corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hosposable Products, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule in Item 14(a)2 is not a required part of the basic financial statements but is supplementary information required by the Securities and Exchange Commission. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                      /s/ Arthur Andersen, LLP
                                      -------------------------------
                                      ARTHUR ANDERSEN, LLP

New York, New York
February 11, 1997 (except with respect to matters discussed in Note 13 as to which the date is March 18, 1997)

                   HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           DECEMBER 31, 1996 AND 1995
                           --------------------------

                                ASSETS                                     1996             1995
                                ------                                     ----             ----


CURRENT ASSETS:
    Cash and cash equivalents                                     $     1,570,625   $     2,919,469
    Marketable securities (Note 2)                                        446,812         1,362,233
    Receivables-
       Trade accounts (less allowance for doubtful accounts of
          $255,907 in 1996 and $133,048 in 1995)                        4,726,198         5,263,137
    Inventories (Note 3)                                                4,448,236         3,407,080
    Refundable income taxes                                               456,039           286,424
    Deferred income taxes                                                 331,186           243,282
    Prepaid expenses and other current assets                             239,772           236,659
                                                                  ---------------   ---------------
                 Total current assets                                  12,218,868        13,718,284
                                                                  ---------------   ---------------


PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $7,834,375 in 1996 and $6,887,558 in
    1995 (Notes 4 and 5)                                               11,544,476         9,445,198

ACQUISITION ESCROW FUND (Note 5)                                           95,673           347,346


OTHER ASSETS                                                              250,570           263,888
                                                                  ---------------   ---------------
       Total assets                                               $    24,111,587   $    23,774,716
                                                                  ===============   ===============

              The accompanying notes are an integral part of these
                       consolidated balance sheets.

                   HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           DECEMBER 31, 1996 AND 1995
                           --------------------------



              LIABILITIES AND STOCKHOLDERS' EQUITY                   1996             1995
              ------------------------------------                   ----             ----

CURRENT LIABILITIES:
    Current maturities of long-term debt (Note 5)                   579,285   $       350,000
    Accounts payable                                              4,369,911         4,051,197
    Accrued expenses                                              1,010,648         1,123,587
                                                             --------------   ---------------
                 Total current liabilities                        5,959,844         5,524,784
                                                             --------------   ---------------



LONG-TERM LIABILITIES:
    Long-term debt, excluding current maturities
       (Note 5)                                                   5,176,733         4,289,805
    Deferred income taxes                                           837,774           667,701


OTHER LIABILITIES                                                         -           100,000

COMMITMENTS (Note 11)



STOCKHOLDERS' EQUITY (Note 7):
     Common stock, par value $.01 per share; authorized
       3,000,000 shares; issued 1,703,676 in 1996 and 1995           17,037            17,037
     Additional paid-in capital                                   6,894,249         6,894,249
     Retained earnings                                            5,257,480         6,312,670
     Less-Cost of 11,200 shares of common stock held in
       treasury                                                     (31,530)          (31,530)
                                                             --------------   ---------------
           Total stockholders' equity                            12,137,236        13,192,426
                                                             --------------   ---------------
           Total liabilities and stockholders' equity        $   24,111,587   $    23,774,716
                                                             ==============   ===============

              The accompanying notes are an integral part of these
                       consolidated balance sheets.

                   HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES
                   ------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------


                                                                      1996                1995                1994
                                                                  ------------        ------------        ------------

NET SALES                                                         $ 42,293,633        $ 40,480,738        $ 34,515,494

COST OF SALES                                                       34,970,992          33,000,141          26,534,271
                                                                  ------------        ------------        ------------
                 Gross profit                                        7,322,641           7,480,597           7,981,223

OTHER EXPENSES (INCOME):
    Selling, general and administrative expenses                     8,441,363           7,416,448           6,619,308
    Acquisition costs (Note 9)                                         549,805                --                  --
    Interest income                                                   (131,252)           (148,571)           (216,638)
    Interest expense                                                   306,853             321,655             384,638
    Other income                                                      (181,042)           (286,647)           (455,783)
    Writedown of assets (Note 8)                                          --               550,000                --
                                                                  ------------        ------------        ------------
                 Total other expenses                                8,985,727           7,852,885           6,331,525
                                                                  ------------        ------------        ------------
                 Income (loss) before income tax (benefit)
                    expense                                         (1,663,086)           (372,288)          1,649,698

INCOME TAX (BENEFIT) EXPENSE (Note 6)                                 (607,896)           (163,082)            613,348
                                                                  ------------        ------------        ------------
                 Net income (loss)                                $ (1,055,190)       $   (209,206)       $  1,036,350
                                                                  ============        ============        ============

EARNINGS (LOSS) PER SHARE                                         $       (.62)       $       (.12)       $        .61
                                                                  ============        ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES USED IN THE COMPUTATION                                      1,692,476           1,692,476           1,691,906
                                                                  ============        ============        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES
                   ------------------------------------------


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994 AND 1993
           ----------------------------------------------------------




                                               Common          Additional                                               Total
                                            Stock, $.01          Paid-in             Retained         Treasury      Stockholders'
                                             Par Value           Capital             Earnings           Stock           Equity
                                            ----------       -------------        -------------      -----------    ---------------
BALANCE, December 31, 1993                 $   17,017      $   6,885,769        $   5,485,526      $   (31,530)   $    12,356,782

    Net income for the year                        -                  -             1,036,350               -           1,036,350

    Exercise of 2,000 Stock Options                20              8,480                   -                -               8,500
                                           ----------      -------------        -------------      -----------    ---------------


BALANCE, December 31, 1994                 $   17,037      $   6,894,249        $   6,521,876      $   (31,530)   $    13,401,632

    Net loss for the year                          -                  -              (209,206)              -            (209,206)
                                           ----------      -------------        -------------      -----------    ---------------

BALANCE, December 31, 1995                     17,037          6,894,249            6,312,670          (31,530)        13,192,426

    Net loss for the year                          -                  -            (1,055,190)              -          (1,055,190)
                                           ----------      -------------        -------------      -----------    ---------------

BALANCE, December 31, 1996                 $   17,037      $   6,894,249        $   5,257,480      $   (31,530)   $    12,137,236
                                           ==========      =============        =============      ===========    ===============

                   The accompanying notes are an integral part of these
                       consolidated financial statements.

                   HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES
                   ------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------

                                                                              1996                 1995                 1994
                                                                              ----                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                     $(1,055,190)       $   (209,206)         $   1,036,350
    Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities-
          Depreciation and amortization                                       989,048             982,352              1,064,718
          Provision for doubtful accounts                                     513,232              14,289                 37,000
          Loss on sale of fixed asset                                              -               33,426                     -
          Deferred income tax expense (benefit)                                82,169            (156,157)               (38,365)
          Writedown of assets                                                      -              550,000                     -
          Changes in assets and liabilities-
              (Increase) decrease in-
                 Accounts receivable, trade                                    23,707          (1,252,859)              (485,657)
                 Inventories                                               (1,041,156)            468,275               (485,848)
                 Refundable income taxes                                     (169,612)           (202,738)               (83,686)
                 Prepaid expenses and other current assets                    (34,045)            156,845                (61,036)
              Increase (decrease) in-
                 Accounts payable and accrued expenses                        205,791           2,462,532                240,905
                 Income taxes payable                                              -                   -                (178,931)
                 Other liabilities                                           (100,000)                 -                      -
                                                                       --------------      --------------          -------------
                        Net cash (used in) provided by operating
                           activities                                        (586,056)          2,846,759              1,045,450
                                                                       --------------      --------------          -------------

                   HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES
                   ------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------

                                    continued
                                    ---------



CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (3,046,095)        (1,505,141)          (2,433,372)
    Cash proceeds from sale of fixed asset                                         -             130,000                   -
    Sale of marketable securities                                           1,488,783          1,049,936            2,265,376
    Purchase of marketable securities                                        (573,362)                -                    -
                                                                       --------------     --------------       --------------
                        Net cash used in investing activities              (2,130,674)          (325,205)            (167,996)
                                                                       --------------     --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Utilization of acquisition escrow fund                                    251,673            712,737              843,150
    Principal payments under borrowing agreements                            (383,787)          (340,000)          (2,520,114)
    Bank borrowing                                                          1,500,000                 -                    -
    Proceeds from issuance of common stock                                         -                  -                 8,500
                                                                       --------------     --------------       --------------
                        Net cash provided by (used in) financing
                           activities                                       1,367,886            372,737           (1,668,464)
                                                                       --------------     --------------       --------------
                        Net (decrease) increase in cash and cash
                           equivalents                                     (1,348,844)         2,894,291             (791,010)

CASH AND CASH EQUIVALENTS, beginning of year                                2,919,469             25,178              816,188
                                                                       --------------     --------------       --------------

CASH AND CASH EQUIVALENTS, end of year                                 $    1,570,625     $    2,919,469       $       25,178
                                                                       ==============     ==============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for-
       Interest                                                        $      317,805     $      296,530       $      368,920
       Income taxes                                                            19,053            287,037              863,046

The accompanying notes are an integral part of these consolidated financial statements.

                   HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES
                   ------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        DECEMBER 31, 1996, 1995 AND 1994
                        --------------------------------


1.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES
    -------------------

Nature of Business
------------------

Hosposable Products, Inc., a New York corporation incorporated in 1971, and its wholly owned subsidiaries, Bridgewater Manufacturing Corp., a New Jersey corporation ("Bridgewater"), IFC Disposables, Inc., a Tennessee corporation ("IFC"), and 3290441 Canada Inc., a newly formed Canadian corporation, manufacture disposable medical products, wiping products, and nonwoven roll goods. The disposable medical products are produced by various converting equipment, some of which utilize in-house "airlaid" processing technology and equipment. The disposable medical products include bedpads and adult briefs incorporating unique designs for incontinent patients. Wiping products include disposable airlaid nonwoven patient washcloths and general wiping products in addition to other nonwoven materials which are purchased and converted in-house.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Hosposable Products, Inc. and its wholly owned subsidiaries, Bridgewater, IFC, and 3290441 Canada Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform with the current year's presentation.

Utilization of Estimates
------------------------

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

Cash Equivalents
----------------

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is provided utilizing the straight-line method over the estimated useful life of the respective assets ranging from 5 to 30 years. Leasehold improvements are amortized on a straight-line basis over the term of the related leases or the estimated useful life, whichever is shorter.

Stock-Based Compensation
------------------------

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options awarded to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

As required, the Company has adopted SFAS No. 123 to account for stock-based compensation awards to outside consultants and affiliates. Accordingly, compensation costs for stock option awards to outside consultants and affiliates is measured at the date of grant based on the fair value of the award using the Black-Scholes option pricing model. (Note 7).

Income Taxes
------------

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Deferred income taxes result primarily from differences between financial and tax reporting of depreciation and the treatment of acquisition costs (Note 9).

Per Share Data
--------------

Per share data is based on the weighted average number of common shares outstanding.

2.  MARKETABLE SECURITIES
    ---------------------

Marketable securities at December 31 consisted of:

                                         1996          1995
                                         ----          ----

       U.S. Government obligations    $        -   $   623,048
       Municipal bonds                   200,156       654,035
       Corporate bonds                   246,656             -
       Other                                   -        85,150
                                      ----------   -----------
                                      $  446,812   $ 1,362,233
                                      ==========   ===========

As of December 31, 1996 and 1995, all marketable securities have been classified as available for sale. These securities are stated at market value. As cost approximates market, any gross unrealized holding gains or losses were immaterial to the financial statements.

3.  INVENTORIES
    -----------

Inventories at December 31 consisted of:

                                     1996            1995
                                     ----            ----
      Raw materials               $ 3,106,833    $  2,308,121
      Finished goods                1,341,403       1,098,959
                                  -----------    ------------
                                  $ 4,448,236    $  3,407,080
                                  ===========    ============

4.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

Property, plant and equipment at December 31 consisted of the following:

                                                    1996          1995
                                                    ----          ----

   Land                                        $    374,133   $    374,133
   Building and improvements                      3,645,793      3,639,338
   Capitalized equipment leases                      72,311         72,311
   Machinery and equipment                       14,075,163     11,405,104
   Trucks and automobiles                            68,198         68,198
   Furniture, fixtures and equipment              1,014,493        659,913
   Leasehold improvements                           128,760        113,759
                                               ------------   ------------
                                                 19,378,851     16,332,756
   Less- Accumulated depreciation
      and amortization                            7,834,375      6,887,558
                                               ------------   ------------
                                               $ 11,544,476   $  9,445,198
                                               ============   ============

Depreciation expense amounted to $946,798, $951,343 and $1,016,061 in 1996, 1995 and 1994 respectively.

5.  LONG-TERM DEBT
    --------------

Long-term debt at December 31 consisted of the following:

                                                     1996          1995
                                                     ----          ----
     Authority Bonds - II (a)                     $4,305,000    $4,655,000
     Notes payable (b)                             1,463,681         -
                                                  ----------    ----------
                   Total long-term debt            5,768,681     4,655,000

     Less:
         Unamortized discount on bonds                12,663        15,195
         Current maturities                          579,285       350,000
                                                  ----------    ----------
                                                  $5,176,733    $4,289,805
                                                  ==========    ==========

Maturities of long-term debt over the next five years are as follows:

          1997                              $579,285
          1998                               594,285
          1999                               609,285
          2000                               629,285
          2001                               654,285

(a) In December 1993, the Company entered into a loan agreement with the New Jersey Economic Development Authority (the "Authority") and First Union National Bank ("First Union"), whereby the Authority issued Economic Development Bonds with an aggregate principal amount of $5,325,000 to be loaned to the Company to finance the acquisition of a building and the land upon which it is situated, as well as to purchase machinery and equipment to add a production line. As of December 31, 1996, total proceeds of approximately $5,229,000 had been distributed to the Company in order to complete its purchase of the above-mentioned land and building and machinery and equipment. The remaining balance is held in escrow, as identified in the accompanying consolidated balance sheets, and will be distributed to the Company as machinery and equipment is purchased. The bonds are secured by a letter of credit provided by First Union which has obtained: (i) a first mortgage and security interest on the building and land that was acquired; (ii) an assignment of all of the Company's right, title and interest in and to all leases with respect to the building and land; and (iii) a security interest in the machinery and equipment purchased with a portion of the bond proceeds.

     The agreement contains several restrictive financial covenants which include: (i) minimum net worth requirement; (ii) maximum leverage ratio;
     (iii) minimum debt service coverage ratio; (iv) minimum current ratio; and
     (v) maximum amount of annual capital expenditures.

     The remaining bond maturity dates range from December 1, 1997 to December 1, 2013, and bear interest at fixed rates from 4.1% to 5.7%. The bonds mature at various amounts throughout this period ranging from $140,000 to $940,000. The bonds maturing December 1, 2007, 2009 and 2013 are to be redeemed commencing December 1, 2005 and on each December 1 thereafter through sinking fund payments ranging from $165,000 to $255,000.

(b) In October 1996, the Company entered into a loan agreement with First Union in the amount of $1,500,000 bearing interest at 8.12%. The proceeds of the loan were used to acquire production machinery. The principal is repayable in monthly installments of $17,857 through November 2003. The loan is secured by the machinery purchased.

Line of Credit
--------------

The Company has available a secured line of credit in the amount of $2,000,000 from First Union which expires on July 31, 1997, and bears interest at the prime rate (8.25% at December 31, 1996). The Company had no borrowings outstanding under the line at December 31, 1996 and 1995. Under the agreement, the Company is required to provide First Union a first priority lien on accounts receivable and inventory (Note 13).

6.  INCOME TAXES
    ------------

Components of income tax (benefit) expense are as follows:

                            Current          Deferred           Total
                            -------          --------           -----

      1996:
          Federal         $  (705,540)      $   177,267      $  (528,273)
          State                15,475           (95,098)         (79,623)
                         ------------      ------------     ------------
                          $  (690,065)      $    82,169      $  (607,896)
                         ============      ============     ============

      1995:
          Federal         $   (19,407)      $  (119,339)     $  (138,746)
          State                12,482           (36,818)         (24,336)
                         ------------      ------------     ------------
                          $    (6,925)      $  (156,157)     $  (163,082)
                         ============      ============     ============

      1994:
          Federal         $   581,251       $   (73,302)     $   507,949
          State               120,249           (14,850)         105,399
                         ------------      ------------     ------------
                          $   701,500       $   (88,152)     $   613,348
                         ============      ============     ============


The actual tax expense differed from the "expected" amounts by applying the U.S. federal income tax rate of 34% as follows:

                                                                          Years Ended December 31
                                                                  ----------------------------------
                                                                   1996            1995         1994
                                                                   ----            ----         ----
        Federal income tax (benefit) expense at statutory
          rate                                                   $(565,449)      $(126,578)   $560,897
        State income taxes, net of federal income tax
          (benefit) expense                                        (52,551)        (16,062)     69,563
        Other                                                       10,104         (20,442)    (17,112)
                                                                 ---------       ---------    --------
        Actual tax (benefit) expense                             $(607,896)      $(163,082)   $613,348
                                                                 =========       =========    ========

7.   STOCK-BASED COMPENSATION PLANS
     ------------------------------

The Company has two stock option plans, the 1991 Stock Option Plan (the "1991 Plan") and the 1987 Stock Option Plan (the "1987 Plan"). The Company accounts for options granted to employees and directors under these plans under APB No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma net loss and loss per share would have been as follows:

                                     1996          1995
                                     ----          ----
    Net loss:
          As reported            $(1,055,190)   $(209,206)
          Pro forma               (1,473,271)    (362,766)

    Primary loss per share:
          As reported                   (.62)        (.12)
          Pro forma                     (.87)        (.21)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

During 1991 and 1987, the stockholders of the Company approved the adoption of the 1991 Plan and the 1987 Plan, respectively. Each plan authorizes the granting of stock options, the exercise of which would allow up to an aggregate of 250,000 shares of the Company's common stock to be acquired by the holders of the stock options. Options under these plans may be either Incentive Stock Options or Nonqualified Stock Options. Stock Options may be granted to directors, employees, and consultants and/or affiliates of the Company. Incentive Stock Options may be granted to employees only, while Nonqualified Stock Options may be granted to directors, employees, and consultants and/or affiliates of the Company. The exercise price of the Nonqualified and Incentive Stock Options must be equal to at least 85% and 100%, respectively, of the fair market value of the common stock on the date of grant. Any plan participant who is granted Incentive Stock Options and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option price with at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the Company's 1991 Plan and 1987 Plan, options have been granted to directors, employees and consultants for terms of up to ten years at not less than the fair value of the shares at the dates of grant and are exercisable in whole or in part at stated times from the date of grant up to two years from the date of grant. No further grants will be issued under the 1987 Plan. At December 31, 1996, options to purchase 137,000 and 25,000 shares of Common Stock were exercisable with respect to the 1991 Plan and the 1987 Plan, respectively.


Option activity during 1996, 1995 and 1994 is summarized as follows:
                                                1996                        1995                         1994
                                       ---------------------       ----------------------       ---------------------
                                                    Weighted                     Weighted                  Range
                                                     Average                      Average                   of
                                                    Exercise                     Exercise                 Exercise
                                       Shares        Price         Shares         Price         Shares     Price
                                       ------        -----         ------         -----         ------     -----

Outstanding, beginning of year         106,000     $   7.04         88,700      $  4.73         93,700   $2.50 - 6.00
       Granted                         188,000         7.46         65,000         6.90             -            -
       Exercised                            -           -               -           -           (2,000)       4.25
       Expired                         (16,000)        5.78        (47,700)        3.64         (3,000)   2.50 - 6.00
       Canceled/surrendered            (29,000)        7.25             -           -               -            -
                                       --------                    --------                     -------
Outstanding, end of year               249,000         7.22        106,000         7.04         88,700    4.25 - 6.00

Exercisable at end of year             162,000         7.10        106,000         7.04         88,700    4.25 - 6.00


Weighted average fair value of
    options granted                       3.35                        2.36


The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                                 1996           1995
                                                 ----           ----
     Expected life (years)                       5.00           3.15
     Risk-free interest rates                    6.32%          5.32%
     Volatility                                 39.59%         40.56%
     Dividend yield                              0.00%          0.00%

The following table summarizes information with respect to stock options outstanding at December 31, 1996:


                                         Options Outstanding                            Options Exercisable
                       -----------------------------------------------------    ----------------------------------
                           Number             Weighted                                 Number
                        Outstanding           Average                               Exercisable
       Range                 at              Remaining            Weighted               at               Weighted
    of Exercise         December 31,        Contractual           Average           December 31,          Average
      Prices                1996                Life           Exercise Price           1996           Exercise Price
   ------------       -------------         -----------        --------------       -------------      ---------------
  $5.00 - $7.50          249,000               7.83             $   7.22               162,000             $7.10


8.   WRITE-DOWN OF ASSETS
     --------------------

During the fourth quarter of 1995, the Company recorded a charge of $550,000 ($340,000 or $.20 per share after tax) for selected asset write-downs including machinery and equipment, leasehold improvements and leased property. The charge resulted from management's decision to dispose of certain machinery and accrue for underutilized space at its IFC facility.

9.   1996 FOURTH QUARTER ADJUSTMENTS
     -------------------------------

Acquisition Costs
-----------------

During the fourth quarter of 1996, the Company incurred approximately $550,000 ($350,000 or $.21 per share after tax) for professional services in connection with its acquisition described in Note 13.

Accounts Receivable
-------------------

During the fourth quarter of 1996, the Company wrote off against earnings approximately $400,000 ($250,000 or $.15 per share after tax) of accounts receivable balances.

10.  RELATED-PARTY TRANSACTIONS
     --------------------------

On July 10, 1990, the Company entered into a six-year marketing and sales support agreement with a significant shareholder, G.H. Wood+Wyant Inc. ("Wood+Wyant"), pursuant to which the Company would be paid by Wood+Wyant, over a five-year period, for providing services based upon and in respect of its airlaid fabric production and marketing expertise. At the closing, $100,000 was paid and thereafter $200,000 was payable on June 30 and December 31 of each year through December 1994. Income recognized in connection with this agreement amounted to $166,662 in 1996 and $316,667 in each of the two years ended 1995 and 1994. There was no deferred income at December 31, 1996 as the agreement has expired. Deferred income of $166,662 is included in accrued expenses as of December 31, 1995.

Sales made to Wood+Wyant amounted to approximately $283,898, $222,000 and $373,000 in 1996, 1995 and 1994, respectively. Purchases made from Wood+Wyant amounted to approximately $2,167,440, $1,040,000 and $261,799 in 1996, 1995 and
1994, respectively.

11.  COMMITMENTS
     -----------

The Company occupies manufacturing and office facilities under an operating lease which expires on December 31, 1997. The minimum rental commitment under this lease is $448,480.

Aggregate rental expense amounted to $193,744 (net of sublease income of $140,000 and $100,000 previously provided for (Note 8)), $410,148 (net of sublease income of $152,000) and $525,301 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company maintains a consulting agreement with its former president which expires on July 9, 1998. The aggregate commitment for future fees on this agreement is approximately $250,000.

12.  SIGNIFICANT CUSTOMERS/
     CONCENTRATIONS OF CREDIT
     ------------------------

The Company operates primarily in the disposable health care products industry.

For the years ended December 31, 1996, 1995 and 1994, the largest customer accounted for approximately 10.5%, 11.8% and 11.1% of net sales, respectively.

13.  SUBSEQUENT EVENTS
     -----------------

Acquisition of the Canadian Operations of Wood+Wyant
----------------------------------------------------

On March 18, 1997, 3290441 Canada Inc., a wholly owned and newly formed subsidiary of the Company, acquired the Canadian business and operating assets of Wood+Wyant and assumed all of its operating liabilities. The total fair value of the consideration for this transaction was approximately $14,000,000. In consideration for this sale, 3290441 Canada Inc. paid $3,731,343 in cash, issued a promissory note ("Note") in the amount of $3,181,150 (the amount of the Note is subject to adjustment and will be exchanged for Class A Preferred shares of 3290441 Canada Inc. on the basis of one share for each dollar of unpaid principal amount of Note), 3,800,000 Class B Preferred shares and 1,000,000 Class E Preferred shares. The Class A and Class B shares carry cumulative dividends of 4% and 3.999999, respectively, and are mandatorily redeemable over 10 years. The Class E Preferred shares are exchangeable into 1,000,000 shares of the Company's common stock.

The acquisition will be accounted for in a manner similar to a pooling-of-interests since the Companies were deemed to be under common control.

Summary financial information of Wood+Wyant's Canadian operations follows (in U.S. $):

                                             December 31,
                                                1996
                                             ----------
                                             (Unaudited)

    Balance sheet:
        Current assets                    $   13,736,000
        Current liabilities                   10,416,000
        Long-term debt                         2,211,000
        Net assets                             8,881,000
        Total assets                          22,134,000

                                          For the Year Ended
                                          December 31, 1996
                                          ------------------
                                             (Unaudited)
    Operations:
        Revenues                          $   53,226,000
        Income before taxes                    2,336,000
        Net income                             1,351,000

Financing Arrangements
-----------------------

On March 14, 1997, the Company borrowed $4,000,000 from First Union National Bank of which $2,000,000 is a term loan repayable in monthly principal installments of $33,333 plus interest at 9.43%, maturing on March 13, 2002 and $2,000,000 is a revolving line of credit maturing on April 1, 1999 with interest at the prime rate. A portion of these proceeds was used to finance the acquisition of Wood+Wyant.

This new financing replaced all previous existing lines of credit (Note 5).

                   HOSPOSABLE PRODUCTS, INC. AND SUBSIDIARIES
                   ------------------------------------------

                        VALUATION AND QUALIFYING ACCOUNTS
                        ---------------------------------

                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994
                -------------------------------------------------


                                                   Balance at        Charged to                             Balance
                                                   Beginning         Costs and                               at End
                  Description                       of Year           Expenses        Deductions (1)        of Year
                  -----------                       -------           --------        --------------        -------
       ALLOWANCE FOR DOUBTFUL ACCOUNTS:
           Year ended December 31 -
                     1996                          $133,048           $513,232            $390,373         $255,907
                     1995                          $118,759           $125,399            $111,110         $133,048
                     1994                          $ 95,643            $37,000             $13,884         $118,759



                                                         (1) Represents amounts written off, net of recoveries

