Form 10-Q
period 1997-03-31
WYANT CORP
filed 1997-05-15
CIK 48569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                 OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From __________ To __________

                 Commission file number 0-8410

                               WYANT CORPORATION
           (Exact name of registration as specified in its charter)

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

                                  NONE
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days.

                              Yes  X   No ___

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

        Class                        Outstanding at May 13, 1997
----------------------------         ---------------------------
Common stock, $.01 par value                   1,692,476

                        WYANT CORPORATION AND SUBSIDIARIES
                                     FORM 10-Q
                           QUARTER ENDED MARCH 31, 1997

                          PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The attached unaudited consolidated financial statements of Wyant Corporation and Subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim periods.

          Consolidated balance sheets                     3

          Consolidated statements of operations           4

          Consolidated statements of cash flows           5

          Notes to consolidated financial statements    6-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                        PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                       WYANT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                               MARCH 31, 1997     DECEMBER 31, 1996
                                                               --------------     ------------------
                                                                                  (Restated Note 2)
ASSETS
CURRENT
Cash and cash equivalents..................................     $   800,670          $ 1,570,625
Marketable securities, at cost.............................              --              446,812
Accounts receivable........................................      12,218,488           11,299,555
Income taxes recoverable...................................         789,706              456,039
Deferred income taxes......................................         331,186              331,186
Inventories (note 3).......................................      10,240,854           10,012,033
Prepaid expenses...........................................       1,268,253              836,013
                                                                -----------          -----------
TOTAL CURRENT ASSETS.......................................      25,649,157           24,952,263
Capital assets.............................................      19,287,958           19,281,210
Goodwill...................................................         372,216              410,142
Other assets...............................................         874,251              761,404
                                                                -----------          -----------
TOTAL ASSETS...............................................     $46,183,582          $45,405,019
                                                                ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Bank indebtedness..........................................     $ 2,812,856          $ 1,293,351
Accounts payable and accrued liabilities...................      11,768,383           12,143,970
Income taxes payable.......................................         286,807              280,727
Dividend payable...........................................              --            3,667,033
Current portion of long-term debt..........................       7,952,001            2,106,873
                                                                -----------          -----------
TOTAL CURRENT LIABILITIES..................................      22,820,047           19,491,954
Long-term debt (notes 2 and 4).............................       7,764,868           10,064,062
Preferred shares of subsidiary (note 2)....................       2,250,699            2,267,900
Deferred income taxes......................................       1,795,385            1,646,827

STOCKHOLDERS' EQUITY (NOTES 2 AND 5)
Common stock, par value $0.01 per share....................          27,037               27,037
Additional paid-in capital.................................       6,654,607            6,654,607
Retained earnings..........................................       4,923,883            5,257,207
Cumulative translation adjustment..........................         (21,414)              26,955
                                                                -----------          -----------
                                                                 11,584,133           11,965,806
Less: Cost of 11,200 shares of common stock held in
  treasury.................................................          31,530               31,530
                                                                -----------          -----------
                                                                 11,552,583           11,934,276
                                                                -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................     $46,183,582          $45,405,019
                                                                ===========          ===========

                             See accompanying notes

                       WYANT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three months ended March 31, 1997 and 1996

                                 (Unaudited)

                                                                     1997              1996
                                                                  ----------     -----------------
                                                                                 (Restated Note 2)
Net sales.....................................................   $22,129,598        $23,868,770
Cost of sales.................................................    15,433,423         16,186,954
                                                                  ----------         ----------
Gross profit..................................................     6,696,175          7,681,816
Expenses
  Selling, general and administrative.........................     6,758,458          6,765,628
  Amortization................................................       126,443            132,244
                                                                  ----------         ----------
                                                                   6,884,901          6,897,872
                                                                  ----------         ----------
Operating income (loss).......................................      (188,726)           783,944
Other Income (expense)
  Interest income.............................................        11,816             51,688
  Interest expense............................................      (173,068)          (185,927)
  Other.......................................................       137,493             30,298
                                                                  ----------         ----------
                                                                     (23,759)          (103,941)
                                                                  ----------         ----------
Earnings (loss) before tax....................................      (212,485)           680,003
Income tax expense
  Current.....................................................      (146,000)           163,100
  Deferred....................................................       110,000            126,800
                                                                  ----------         ----------
                                                                     (36,000)           289,900
                                                                  ----------         ----------
Net earnings (loss)...........................................   $  (176,485)       $   390,103
                                                                  ==========         ==========
Per share (Note 6)............................................   $     (0.10)       $      0.14
Weighted average number of common and common equivalent
  shares......................................................     1,692,476          2,692,476

                             See accompanying notes

                       WYANT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1997 and 1996

                                  (Unaudited)

                                                                       1997           1996
                                                                    ----------     ----------
                                                                                   (Restated
                                                                                    Note 2)
OPERATING ACTIVITIES
Net income (loss)...............................................    $ (176,485)    $  390,103
Items not affecting cash
  Depreciation and amortization.................................       412,788        456,111
  Deferred income taxes.........................................       110,000        126,800
  Deferred pension costs........................................       (35,920)        10,000
Changes in non -cash working capital balances
  Accounts receivable...........................................      (918,933)        41,147
  Income taxes recoverable......................................      (333,667)       365,917
  Inventories...................................................      (228,821)      (223,513)
  Prepaid expenses..............................................      (432,240)       (82,199)
  Accounts payable..............................................      (375,587)    (2,148,444)
  Incomes taxes payable.........................................         6,080        118,700
                                                                    ----------     ----------
                                                                    (1,972,785)      (945,378)
INVESTING ACTIVITIES
Purchase of capital assets......................................      (459,794)      (494,950)
Proceeds from sale of capital assets............................            --        158,720
Sale of marketable securities...................................       446,812        181,070
Increase in other assets........................................       (67,986)       (37,748)
                                                                    ----------     ----------
                                                                       (80,968)      (192,908)
FINANCING ACTIVITIES
Repayment of long-term debt.....................................      (536,370)      (418,266)
Increase in long-term debt......................................     4,120,000             --
Distribution to G.H. Wood + Wyant Inc. shareholders (Note 2)....    (3,667,033)            --
Increase in bank indebtedness...................................     1,519,505      1,010,000
Distribution to minority shareholders...........................      (156,839)            --
Increase in acquisition escrow fund.............................        (1,092)        (4,163)
                                                                    ----------     ----------
                                                                     1,278,171        587,574

Effect of currency translation on cash..........................         5,627         17,007
                                                                    ----------     ----------
Net decrease in cash............................................      (769,955)      (533,708)
Cash and cash equivalents, beginning of period..................     1,570,625      2,919,469
                                                                    ----------     ----------
Cash and cash equivalents, end of period........................    $  800,670     $2,385,761
                                                                    ==========     ==========

                             See accompanying notes

                       WYANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION AS AT MARCH 31, 1997 AND FOR THE THREE MONTHS
                  ENDED MARCH 31, 1997 AND 1996 ARE UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of Wyant Corporation (formerly Hosposable Products, Inc.) and its wholly-owned subsidiaries, Bridgewater Manufacturing Corp., IFC Disposables, Inc. and Wood Wyant Inc. (formerly 3290441 Canada Inc.). They have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1996.

2.   BASIS OF PRESENTATION

     On March 18, 1997 the Company, through a wholly owned subsidiary, Wood Wyant Inc. purchased the Canadian operations of G.H. Wood + Wyant Inc. for
     (i) cash consideration of Cdn. $5,000,000 (U.S. $3,667,033), (ii) a promissory note ("Note") in the amount of Cdn. $3,890,740 (U.S. $2,831,895) having a fair value of U.S. $2,676,200, (iii) 3,800,000 shares of Class B Preferred Stock of Wood Wyant Inc. having a liquidation preference of Cdn. $3,800,000 (U.S. $2,765,849) and a fair value of U.S. $2,267,900, and (iv)
     1,000,000 shares of Class E Preferred Stock of Wood Wyant Inc. having a liquidation preference per share of one share of Wyant Corporation Common Stock, par value $0.01 per share and which are exchangeable for 1,000,000 shares of Wyant Corporation Common Stock. The fair value of the Class E Preferred Stock at March 18, 1997 was U.S. $5,000,000. These Class E Preferred shares are recorded at par of $10,000 in Wyant Corporation Common Stock and $4,990,000 in Additional Paid-in Capital.

     The transaction represents a combination of entities under common control and has been accounted for in a manner similar to a pooling of interests. The excess of the fair value of the consideration paid of $13,611,133 over the book value of the net assets acquired of $8,381,491 (Cdn. $11,515,331) is considered a deemed dividend for accounting purposes, which reduces the Additional Paid-in Capital by $5,229,642. The Note will be exchanged for shares of Class A Preferred Stock of Wood Wyant Inc. on the basis of one share for each Cdn. $1.00 of unpaid principal amount of the Note. The Note bears interest at 6% per annum.

     The Class A and B shares entitle holders to fixed cumulative preferential dividends at the rate of 4% and 3.999999%, respectively, of their redemption price of $1.00 Canadian per share plus accrued and unpaid dividends, and are mandatorily redeemable in ten consecutive annual tranches, each equal to 10% of their combined redemption value commencing on January 3, 1998. No Class B shares shall be redeemed until all Class A shares have been redeemed. The Class E shares entitle holders to receive dividends on a pro-rata basis equivalent to dividends declared to the Company's common shareholders.

                       WYANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION AS AT MARCH 31, 1997 AND FOR THE THREE MONTHS
          ENDED MARCH 31, 1997 AND 1996 ARE UNAUDITED) -- (CONTINUED)

3.   INVENTORIES


                                                                     MARCH 31,     DECEMBER 31,
                                                                       1997           1996
                                                                    ----------     ----------
    Raw materials...............................................   $ 4,298,699    $ 4,004,172
    Finished goods..............................................     5,942,155      6,007,861
                                                                   -----------    -----------
                                                                   $10,240,854    $10,012,033
                                                                   ===========    ===========

4.   LONG-TERM DEBT


                                                                     MARCH 31,     DECEMBER 31,
                                                                       1997           1996
                                                                    ----------     ----------
    Wyant Corporation
      New Jersey Economic Development Authority bonds maturing
      December 1, 1997 to December 1, 2013 and bearing interest
      at fixed rates from 4.1% to 5.7%..........................    $4,217,500    $ 4,292,337
      Note payable maturing November 2003 and bearing interest
      at 8.12%..................................................     1,410,110      1,463,681
      Term loan repayable in monthly principal installments of
      $33,333 plus interest at 9.43%, maturing March 18, 2002...     2,000,000             --
      Revolving term loan maturing April 1, 1999, bearing
      interest at prime (March 31, 1997 -- 8.25%)...............     2,000,000             --
      Other.....................................................       110,000             --
                                                                    ----------    -----------
                                                                     9,737,610      5,756,018
    Wood Wyant Inc.
      Various term loans repayable in monthly installments of
      Cdn. $174,476 plus interest at prime plus  3/4% (prime at
      March 31, 1997 -- 4.75%), maturing at various dates to
      June 1, 1999. Principal amount Cdn. $4,600,856 (December
      31, 1996 -- Cdn. $5,124,285)..............................     3,323,357      3,738,717
      Promissory note, principal amount Cdn. $3,676,831
      (December 31, 1996 -- Cdn. $3,676,831) (Note 2)...........     2,655,902      2,676,200
                                                                    ----------    -----------
                                                                    15,716,869     12,170,935
      Current portion...........................................     7,952,001      2,106,873
                                                                    ----------    -----------
                                                                    $7,764,868    $10,064,062
                                                                    ==========    ===========

     The term loan and revolving term loan facilities of Wyant Corporation were obtained in the first quarter of 1997 and replaced all previous existing lines of credit. As at March 31, 1997 the Company is in default of certain financial covenants with respect to these loans, which are governed by a Loan and Security Agreement ("Agreement") dated March 18, 1997. The financial covenants in default are as follows:

     Tangible Capital Funds

     The Agreement requires consolidated Tangible Capital Funds, as defined therein, to be not less than $11,500,000 on March 31, 1997. At March 31, 1997 the consolidated Tangible Capital Funds amounted to $11,416,000.

                       WYANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION AS AT MARCH 31, 1997 AND FOR THE THREE MONTHS
          ENDED MARCH 31, 1997 AND 1996 ARE UNAUDITED) -- (CONTINUED)

4.   LONG-TERM DEBT -- (CONTINUED)
     Total Liabilities to Tangible Capital Funds Ratio

     The Agreement requires that the ratio of consolidated total liabilities to consolidated Tangible Capital Funds shall not exceed 1.2 to 1.0. At March 31, 1997 the ratio was 1.46 to 1.0.

     The Company is presently in discussions with First Union National Bank with a view to either obtaining a waiver of the defaults, or renegotiating the financial covenants. However, as a consequence of these defaults, the full amount outstanding on these loans and the note payable is required to be classified in the balance sheet at March 31, 1997 as a current liability in "Current portion of long-term debt".

5.   STOCKHOLDERS' EQUITY

     The Company's authorized share capital comprises 3,000,000 common shares with par value of $0.01 per share.

     A summary of changes in stockholders' equity for the three months ended March 31, 1997 is as follows:

                                               ADDITIONAL
                                     COMMON     PAID-IN     RETAINED             TREASURY
                                      STOCK     CAPITAL     EARNINGS     CTA      STOCK       TOTAL
                                     -------   ----------   --------   -------   --------   ---------
    Balance January 1, 1997........  $27,037    6,654,607   5,257,207    26,955   (31,530)   11,934,276
    Net earnings (loss)..............                        (176,485)                         (176,485)
    Distribution to minority
      shareholders.................                          (156,839)                         (156,839)
    Translation adjustments........                                     (48,369)                (48,369)
                                     --------   ---------   ---------   --------  --------   ----------
    Balance March 31, 1997.........  $27,037    6,654,607   4,923,883   (21,414)  (31,530)   11,552,583
                                     ========   =========   =========   ========  ========   ==========

6.   EARNINGS PER SHARE

     Earnings per share data is based on the weighted average number of common shares and common stock equivalents which would arise from the exercise of dilutive stock options and the conversion of the Class E Preferred shares of Wood Wyant Inc.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which is effective for the Company's December 31, 1997 year end. The Company has not determined the impact, if any, of SFAS 128 on its consolidated financial statements.

                       WYANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION AS AT MARCH 31, 1997 AND FOR THE THREE MONTHS
          ENDED MARCH 31, 1997 AND 1996 ARE UNAUDITED) -- (CONTINUED)

7.   SUPPLEMENTARY INFORMATION
     THREE MONTHS ENDED MARCH 31

                                   -------------------------------------------------------------------
                                                          IFC
                                   WYANT HEALTH CARE   DISPOSABLES   WOOD WYANT  ELIMINATIONS   TOTAL
                                   -----------------   -----------   ----------  -----------  ---------
    1997
    Net sales....................     $7,068,219       $3,231,905  $13,013,312  $(1,183,838) $22,129,598
    Operating income (loss)......       (760,844)          83,295      488,823                  (188,726)
    Earnings (loss) before tax...       (842,089)          86,220      543,384                  (212,485)
    Net earnings (loss)..........       (529,089)          54,220      298,384                  (176,485)

    1996
    Net sales....................      8,764,100        2,927,544   13,268,691   (1,091,565)  23,868,770
    Operating income.............        101,676           32,239      650,029                   783,944
    Earnings before tax..........        194,438           36,582      448,983                   680,003
    Net earnings.................        116,738           21,982      251,383                   390,103

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in
Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

SALES

       Sales for the three months ended March 31, 1997 decreased by $1,739,172 to $22,129,598 from the total of $23,868,770 in the same period last year. At Wyant Health Care, sales for the three months ended March 31, 1997 were $7,068,219, down by $1,695,881 or 19.4% from the total of $8,764,100 in the first quarter of 1996. This decrease resulted primarily from lower sales of airlaid nonwoven fabrics, the reorganization of the Company's sales force, the loss of a major private label customer and the failure of a significant regional distributor. At IFC Disposables, sales for the first quarter of 1997 at $3,231,905 were $304,361 or 10.4% higher than the sales of $2,927,544 in the three months ended March 31, 1996 due to increased sales volume of paper products.

       Sales of Wood Wyant at $13,013,312 were $255,379 or 1.9% lower than the year earlier total of $13,268,691 due to slightly lower selling prices for paper products partially offset by higher paper product sales volume.

COST OF SALES AND GROSS PROFIT

       Wyant Health Care's cost of sales for the first quarter of 1997 increased to 88.2% of sales from 82.1% in the corresponding period last year. The increase was due to manufacturing inefficiencies resulting in part from the lower sales volume which caused unfavorable labor and overhead variances. As a result, gross

                       WYANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION AS AT MARCH 31, 1997 AND FOR THE THREE MONTHS
          ENDED MARCH 31, 1997 AND 1996 ARE UNAUDITED) -- (CONTINUED)

profit decreased to 12% of sales for the three months ended March 31, 1997, compared with 18% for the first quarter of 1996.

       Gross profit of IFC Disposables for the first quarter of 1997 was 20% of sales, unchanged from the same period of 1996.

       Gross profit of Wood Wyant for the quarter ended March 31, 1997 at 40% of sales was down from the 42% generated in the first quarter of 1996. This resulted from the competitive pricing environment for its paper products.

SELLING, GENERAL AND ADMINISTRATIVE

       Selling, general and administrative expenses for the quarter ended March 31, 1997 were virtually unchanged from the same period of 1996, declining by $7,170 to $6,758,458. Selling, general and administrative expenses of Wyant Health Care increased to $1,569,342 from $1,448,265 in 1996. The increase resulted from higher salary related expenses and an increase in shipping expenses due to a larger number of more costly smaller shipments. Expenses of IFC Disposables increased 5% to $560,432 over the first quarter of 1996. At Wood Wyant, selling, general and administrative expenses for the first quarter of 1997 were $154,801 lower than in the corresponding period last year. The savings resulted primarily from lower staffing levels in 1997 and reduced marketing and promotion expenses from 1996, when a new catalogue of products was published. Partially offsetting these savings were increased shipping costs in the current year, due to higher transportation rates in two major market areas and an unfavorable mix of shipments, together with increased spending on dispensers installed at customer locations.

AMORTIZATION

       Amortization of $126,443 was $5,801 lower than in the first three months of 1996 due to relatively low capital expenditures in 1996.

INTEREST EXPENSE

       Interest expense decreased by $12,859 in the first quarter of 1997 due to lower interest rates and reduced debt levels in Wood Wyant, partly offset by the cost of increased borrowing at Wyant Health Care.

OTHER INCOME

       Other income increased by $107,195 over the first quarter of 1996 due to foreign exchange gains in Wood Wyant.

EARNINGS (LOSS) BEFORE TAX

       For the first quarter of 1997, a loss before tax of $212,485 was incurred, a deterioration of $892,488 compared with the first quarter of 1996. Pre-tax results of Wyant Health Care were worse by $1,036,527, which was only partially offset by the improvements of $94,401 and $49,638 at Wood Wyant and IFC Disposables, respectively.

                       WYANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION AS AT MARCH 31, 1997 AND FOR THE THREE MONTHS
          ENDED MARCH 31, 1997 AND 1996 ARE UNAUDITED) -- (CONTINUED)

INCOME TAXES

       Income taxes decreased from $289,900 in the first quarter of 1996 to a net recovery of $36,000 in 1997, reflecting the tax benefit of the loss in Wyant Health Care in 1997, which more than offset the tax liability of Wood Wyant.

NET EARNINGS (LOSS)

       A net loss of $176,485 or $0.10 per common share was incurred in the first quarter of 1997, as compared to net earnings of $390,103 or $0.14 per share in the first quarter of 1996, reflecting the loss in Wyant Health Care. The 1996 earnings per share are fully diluted by giving full effect to the one million Class E Preferred shares of Wood Wyant which are exchangeable for common shares of Wyant Corporation. The 1997 loss per share does not reflect these shares, as to do so would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

       Liquidity and capital resources of Wyant Health Care and IFC Disposables are discussed together, while Wood Wyant is discussed separately as it is self-financing and has separate banking facilities.

WYANT HEALTH CARE & IFC DISPOSABLES

       On March 18, 1997 the Company borrowed $4,000,000 from First Union National Bank, of which $2,000,000 is a term loan repayable in monthly principal installments of $33,333 plus interest at 9.43%, maturing on March 18, 2002. The remainder is a $2,000,000 revolving line of credit maturing on April 1, 1999 with interest at the prime rate. Of these proceeds, $3,667,033 was used to finance the acquisition of the Wood Wyant business.

       The marketable securities of $446,812 held at December 31, 1996 were all sold during the first quarter of 1997 to support the working capital requirements of the Company.

       During the quarter ended March 31, 1997 the Company utilized $769,955 of cash, in addition to the proceeds from the sale of marketable securities of $446,812. Working capital increased by $908,319 in the first quarter of 1997, compared to an increase of $738,056 in the same quarter last year. The major factor in both periods was a significant increase in inventories, which grew by $623,549 in the current year and by $828,858 in the first quarter of 1996. The increase in 1997 resulted from the introduction of a new product line and from a shortfall in demand. The 1996 increase was required to build inventories to a level necessary to meet seasonal requirements. Capital expenditures amounted to $363,407 in the first quarter of 1997, including $220,000 to acquire a trademark. Debt repayments in the current quarter totalled $151,071.

       As described in note 4 to the consolidated financial statements, the Company is in default of certain financial covenants with respect to the March 18, 1997 Loan and Security Agreement. As a result, $4,795,824 of long-term debt with maturities after March 31, 1998 has been included with the current portion of long-term debt in current liabilities.

       The Company is presently in discussions with First Union National Bank with a view to either obtaining a waiver of the defaults, or renegotiating the financial covenants in the Loan and Security Agreement. If these long-term credit facilities remain in place, management believes that future

                       WYANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION AS AT MARCH 31, 1997 AND FOR THE THREE MONTHS
          ENDED MARCH 31, 1997 AND 1996 ARE UNAUDITED) -- (CONTINUED)

operating cash flows, together with advances from Wood Wyant Inc., will enable the Company to meet its ongoing cash requirements, including repayments of term debt, as they would normally become due, and cash requirements for a minimum level of capital asset additions. Should the Company not be able to obtain waivers or renegotiate the financial covenants and the First Union National Bank accelerates repayment of these long-term facilities, the Company will have to seek other financing to meet its cash requirements.

WOOD WYANT

       Wood Wyant utilized $1,519,505 of cash in the quarter ended March 31, 1997, compared with utilization of $1,010,000 in the first quarter of 1996. Cash used for operations in the first quarter of 1997 was $818,622, due to an increase of $1,374,839 in working capital. This increase resulted primarily from delayed collections of accounts receivable at March 31, 1997 due to statutory holidays occurring immediately prior to the end of the quarter, and to a lower level of accounts payable at March 31, 1997 resulting from a decision to accelerate payment of certain suppliers to take advantage of available cash discounts. The cash utilization in the first quarter of 1996 included $1,681,000 paid to terminate a supply agreement. This amount had been included in current liabilities at December 31, 1995. Capital expenditures were $96,387 in the three months ended March 31, 1997. Principal repayments on debt amounted to $385,299 in the quarter.

       Of the maximum credit of $4,334,000 (Cdn. $6,000,000) available under the revolving credit facility, the unused balance at March 31, 1997 amounted to approximately $1,521,000 (Cdn $2,106,000).

       Management believes that future operating cash flows and the unused availability under existing credit facilities will be sufficient to meet its ongoing operating cash requirements, to repay the term debt as it becomes due and to meet cash requirements for capital asset additions.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       The Company is not involved in any material legal proceedings.

ITEMS 2, 4, 5 & 6

       Not applicable

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

       The Company is in default of certain financial covenants contained in a Loan and Security Agreement dated March 18, 1997, and related financing agreements, with First Union National Bank pursuant to which a revolving term loan of $2,000,000 (due April 1, 1999) and a term loan of $2,000,000 (due March 18, 2002) are outstanding. The Company is currently in discussions with First Union National Bank with respect to such default.

                               WYANT CORPORATION

                                   SIGNATURES

       Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYANT CORPORATION
(Registrant)

SIGNATURE:  /s/ Marc D'Amour                       Date:   May 14, 1997
           ----------------------------                   -------------------
            Marc D'Amour
            Vice President, Finance &
            Chief Financial Officer
            (For the registrant and
            as Principal Financial Officer)