Form 10-Q
period 1997-06-30
WYANT CORP
filed 1997-08-14
CIK 48569

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

                         COMMISSION FILE NUMBER 0-8410

                               WYANT CORPORATION
            (EXACT NAME OF REGISTRATION AS SPECIFIED IN ITS CHARTER)

                                    NEW YORK
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   11-2236837
                                (I.R.S. EMPLOYER
                               IDENTIFICATION NO.)

                              100 READINGTON ROAD
                          SOMERVILLE, NEW JERSEY 08876
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 908-707-1800

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report.)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days.

                                Yes  X   No  ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                          CLASS                          OUTSTANDING AT AUGUST 12, 1997
     ----------------------------------------------------------------------------------------
              Common stock, $.01 par value                          1,703,676

================================================================================

                       WYANT CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1997

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

       The attached unaudited consolidated financial statements of Wyant Corporation and Subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim periods.

          Consolidated balance sheets.........................................    3
          Consolidated statements of operations...............................    4
          Consolidated statements of cash flows...............................    5
          Notes to consolidated financial statements..........................  6-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       WYANT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     JUNE 30        DECEMBER 31
                                                                       1997             1996
                                                                   -----------      -----------
                                                                                      (Restated
                                                                                       Note 2)

ASSETS
CURRENT
Cash and cash equivalents.......................................   $   937,431      $ 1,570,625
Marketable securities, at cost..................................        --              446,812
Accounts receivable.............................................    12,996,611       11,299,555
Income taxes recoverable........................................       501,111          456,039
Deferred income taxes...........................................       331,186          331,186
Inventories (note 3)............................................     9,131,960       10,012,033
Prepaid expenses................................................     1,507,229          836,013
                                                                   -----------      -----------
TOTAL CURRENT ASSETS............................................    25,405,528       24,952,263
Capital assets..................................................    19,158,778       19,281,210
Goodwill........................................................       339,334          410,142
Other assets....................................................       941,346          761,404
                                                                   -----------      -----------
TOTAL ASSETS....................................................   $45,844,986      $45,405,019
                                                                   ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Bank indebtedness...............................................   $ 3,134,396      $ 1,293,351
Accounts payable and accrued liabilities........................    11,776,862       12,143,970
Income taxes payable............................................       594,028          280,727
Dividend payable................................................        --            3,667,033
Current portion of long-term debt...............................     7,693,180        2,106,873
                                                                   -----------      -----------
TOTAL CURRENT LIABILITIES.......................................    23,198,466       19,491,954
Long-term debt (notes 2 and 4)..................................     7,504,859       10,186,656
Preferred shares of subsidiary (note 2).........................     2,273,058        2,267,900
Deferred income taxes...........................................     1,754,605        1,646,827

STOCKHOLDERS' EQUITY (notes 2 and 5)
Common stock, par value $0.01 per share.........................        27,037           27,037
Additional paid-in capital......................................     6,789,397        6,789,397
Retained earnings...............................................     4,339,472        4,999,823
Cumulative translation adjustment...............................       (10,378)          26,955
                                                                   -----------      -----------
                                                                    11,145,528       11,843,212
Less: Cost of 11,200 shares of common stock held in treasury....        31,530           31,530
                                                                   -----------      -----------
                                                                    11,113,998       11,811,682
                                                                   -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................   $45,844,986      $45,405,019
                                                                   ===========      ===========

                             See accompanying notes

                         WYANT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                     THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                     ---------------------------       --------------------------
                                         1997           1996                1997            1996
                                      ----------     ----------         ----------       ----------
                                                     (Restated                           (Restated
                                                       note 2)                             note 2)
Net sales........................... $24,048,484     $23,173,227        $46,178,082      $47,041,997
Cost of sales.......................  16,644,682      15,671,644         32,078,105       31,858,598
                                     -----------     -----------        -----------      -----------
Gross profit........................   7,403,802       7,501,583         14,099,977       15,183,399
Expenses
  Selling, general and
     administrative.................   7,145,178       6,881,119         13,903,636       13,646,747
  Amortization......................     124,462         151,419            250,905          283,663
                                     -----------     -----------        -----------      -----------
                                       7,269,640       7,032,538         14,154,541       13,930,410
                                     -----------     -----------        -----------      -----------
Operating income (loss).............     134,162         469,045            (54,564)       1,252,989

Other Income (expense)
  Interest income...................       9,578          34,556             21,394           86,244
  Interest expense..................    (298,231)       (198,121)          (471,299)        (384,048)
  Other.............................      61,089          17,155            198,582           47,453
                                     -----------     -----------        -----------      -----------
                                        (227,564)       (146,410)          (251,323)        (250,351)
                                     -----------     -----------        -----------      -----------
Earnings (loss) before tax..........     (93,402)        322,635           (305,887)       1,002,638

Income tax expense
  Current...........................     132,000         (83,200)           (14,000)          79,900
  Deferred..........................       4,000         248,900            114,000          375,700
                                     -----------     -----------        -----------      -----------
                                         136,000         165,700            100,000          455,600
                                     -----------     -----------        -----------      -----------
Net earnings (loss).................    (229,402)        156,935           (405,887)         547,038

Dividend requirements and accretion
  of mandatorily redeemable
  preferred shares..................      47,937          --                 47,937           --
                                     -----------     -----------        -----------      -----------
Net earnings (loss) attributable to
  common shares..................... $  (277,339)    $   156,935        $  (453,824)     $   547,038
                                     ===========     ===========        ===========      ===========

Per share (note 6).................. $     (0.17)    $      0.06        $     (0.27)     $      0.20

Weighted average number of common
  and common equivalent shares......   1,692,476       2,692,476          1,692,476        2,692,476

                               See accompanying notes

                       WYANT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30
                                                                    -------------------------
                                                                       1997            1996
                                                                    -----------     -----------
                                                                                    (Restated
                                                                                     note 2)
OPERATING ACTIVITIES
Net earnings (loss).............................................    $  (405,887)    $   547,038
Items not affecting cash
  Depreciation and amortization.................................        847,799         940,915
  Deferred income taxes.........................................        114,000         375,700
  Deferred pension costs........................................        (70,870)         --
Changes in non-cash working capital balances
  Accounts receivable...........................................     (1,697,056)       (730,275)
  Income taxes recoverable......................................        (45,072)        414,975
  Inventories...................................................        880,073        (456,911)
  Prepaid expenses..............................................       (671,216)       (311,453)
  Accounts payable..............................................       (367,107)     (1,109,390)
  Incomes taxes payable.........................................        313,301          --
                                                                    -----------     -----------
                                                                     (1,102,035)       (329,401)
INVESTING ACTIVITIES
Purchase of capital assets......................................       (710,968)     (1,186,027)
Proceeds from sale of capital assets............................         --             208,743
Sale of marketable securities...................................        446,812         194,043
Increase in other assets........................................       (106,892)        (12,894)
                                                                    -----------     -----------
                                                                       (371,048)       (796,135)
FINANCING ACTIVITIES
Repayment of long-term debt.....................................     (1,179,772)     (1,471,588)
Increase in long-term debt......................................      4,120,000         731,529
Distribution to G.H. Wood + Wyant Inc. shareholders (note 2)....     (3,667,033)         --
Increase (decrease) in bank indebtedness........................      1,841,045        (452,000)
Distribution to minority shareholders...........................       (206,527)        (44,022)
Decrease (increase) in acquisition escrow fund..................         (2,180)        253,998
Dividends paid..................................................        (31,937)         --
                                                                    -----------     -----------
                                                                        873,596        (982,083)

Effect of currency translation on cash..........................        (33,707)         (5,396)
                                                                    -----------     -----------
Net decrease in cash............................................       (633,194)     (2,113,015)
Cash and cash equivalents, beginning of period..................      1,570,625       2,919,469
                                                                    -----------     -----------
Cash and cash equivalents, end of period........................    $   937,431     $   806,454
                                                                    ===========     ===========

                             See accompanying notes

                       WYANT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (INFORMATION AS AT JUNE 30, 1997 AND FOR THE SIX MONTHS
                  ENDED JUNE 30, 1997 AND 1996 ARE UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of Wyant Corporation (formerly Hosposable Products, Inc.) and its wholly-owned subsidiaries, Bridgewater Manufacturing Corp., IFC Disposables, Inc. and Wood Wyant Inc. (formerly 3290441 Canada Inc.). They have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of June 30, 1997, the results of operations for the six months and three months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1996.

2.   BASIS OF PRESENTATION

     On March 18, 1997 the Company, through a wholly owned subsidiary, Wood Wyant Inc. purchased the Canadian operations of G.H. Wood + Wyant Inc. for
     (i) cash consideration of Cdn. $5,000,000 (U.S. $3,667,033), (ii) a promissory note ("Note") in the amount of Cdn. $4,068,951 (U.S. $2,961,606) having a fair value of U.S. $2,798,794, (iii) 3,800,000 shares of Class B Preferred Stock of Wood Wyant Inc. having a liquidation preference of Cdn. $3,800,000 (U.S. $2,765,849) and a fair value of U.S. $2,267,900, and (iv)
     1,000,000 shares of Class E Preferred Stock of Wood Wyant Inc. having a liquidation preference per share of one share of Wyant Corporation Common Stock, par value $0.01 per share and which are exchangeable for 1,000,000 shares of Wyant Corporation Common Stock. The fair value of the Class E Preferred Stock at March 18, 1997 was U.S. $5,000,000. These Class E Preferred shares are recorded at par of $10,000 in Wyant Corporation Common Stock and $4,990,000 in Additional Paid-in Capital.

     The transaction represents a combination of entities under common control and has been accounted for in a manner similar to a pooling of interests. Accordingly, the comparative figures in these financial statements have been restated to reflect retroactively the financial information of the combined entities. The excess of the fair value of the consideration paid of $13,733,727 over the book value of the net assets acquired of $8,638,875 (Cdn. $11,868,951) is considered a deemed dividend for accounting purposes, which reduces the Additional Paid-in Capital by $5,094,852. The Note will be exchanged for shares of Class A Preferred Stock of Wood Wyant Inc. on the basis of one share for each Cdn. $1.00 of unpaid principal amount of the Note. The Note bears interest at 6% per annum.

     The Class A and B shares entitle holders to fixed cumulative preferential dividends at the rate of 4% and 3.999999%, respectively, of their redemption price of $1.00 Canadian per share and are mandatorily redeemable in ten consecutive annual tranches, each equal to 10% of their combined redemption value commencing on January 3, 1998. No Class B shares shall be redeemed until all Class A shares have been redeemed. The Class E shares entitle holders to receive dividends on a pro-rata basis equivalent to dividends declared to the Company's common shareholders.

                       WYANT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (INFORMATION AS AT JUNE 30, 1997 AND FOR THE SIX MONTHS
           ENDED JUNE 30, 1997 AND 1996 ARE UNAUDITED) - (CONTINUED)

2.   BASIS OF PRESENTATION - (CONTINUED)

     The above amounts have been restated, where applicable, from the amounts reported in the consolidated financial statements at March 31, 1997 to reflect the adjustment to the consideration required under the terms of the Asset Purchase Agreement.

3.   INVENTORIES

                                                                 JUNE 30    DECEMBER 31
                                                                  1997         1996
                                                               ---------   -----------
    Raw materials............................................  $ 3,126,685  $ 4,004,172
    Finished goods...........................................    6,005,275    6,007,861
                                                               -----------  -----------
                                                               $ 9,131,960  $10,012,033
                                                               ===========  ===========

4.   LONG-TERM DEBT

                                                                  JUNE 30   DECEMBER 31
                                                                   1997         1996
                                                                ----------  -----------
    Wyant Corporation
      New Jersey Economic Development Authority bonds
         maturing December 1, 1997 to December 1, 2013 and
         bearing interest at fixed rates from 4.1% to 5.7%.... $ 4,122,500  $ 4,292,337
      Note payable maturing November 2003 and bearing
         interest at 8.12%....................................   1,356,538    1,463,681
      Term loan repayable in monthly principal installments
         of $33,333 plus interest at 9.43%, maturing March
         18, 2002.............................................   1,900,000           --
      Revolving term loan maturing April 1, 1999 bearing
         interest at prime (June 30, 1997 -- 8.5%)............   2,000,000           --
      Other...................................................      80,000           --
                                                               -----------  -----------
                                                                 9,459,038    5,756,018
    Wood Wyant Inc.
      Various term loans repayable in monthly installments
         of Cdn. $174,476 plus interest at prime plus  3/4%
         (prime June 30, 1997 -- 4.75%), maturing at various
         dates to June 1, 1999. Principal amount Cdn.
         $4,077,428 (December 31, 1996 -- Cdn.$5,124,285).....   2,953,588    3,738,717
      Promissory note, principal amount Cdn. $3,845,263
         (December 31, 1996 -- Cdn. $3,845,263) (note 2)......   2,785,413    2,798,794
                                                               -----------  -----------
                                                                15,198,039   12,293,529
      Current portion.........................................   7,693,180    2,106,873
                                                               -----------  -----------
                                                               $ 7,504,859  $10,186,656
                                                               ===========  ===========

                       WYANT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (INFORMATION AS AT JUNE 30, 1997 AND FOR THE SIX MONTHS
           ENDED JUNE 30, 1997 AND 1996 ARE UNAUDITED) - (CONTINUED)

4.   LONG-TERM DEBT - (CONTINUED)

     The term loan and revolving term loan facilities of Wyant Corporation were obtained in the first quarter of 1997 and replaced all previous existing lines of credit. As at June 30, 1997 the Company is in default of certain financial covenants with respect to these loans, which are governed by a Loan and Security Agreement ("Agreement") dated March 18, 1997. The financial covenants in default are as follows:

     Tangible Capital Funds

     The Agreement requires consolidated Tangible Capital Funds, as defined therein, to be not less than $11,600,000 on June 30, 1997. At June 30, 1997 the consolidated Tangible Capital Funds amounted to $10,643,000.

     Total Liabilities to Tangible Capital Funds Ratio

     The Agreement requires that the ratio of consolidated total liabilities to consolidated Tangible Capital Funds shall not exceed 1.2 to 1.0. At June 30, 1997 the ratio was 1.5 to 1.0.

     The Company is presently in discussions with First Union National Bank with a view to either obtaining a waiver of the defaults, or renegotiating the financial covenants. However, as a consequence of these defaults, the full amount outstanding on these loans and the note payable is required to be classified in the balance sheet at June 30, 1997 as a current liability in "Current portion of long-term debt".

5.   STOCKHOLDERS' EQUITY

     The Company's authorized share capital comprises 3,000,000 common shares with par value of $0.01 per share.

     A summary of changes in stockholders' equity for the six months ended June 30, 1997 is as follows:

                                        ADDITIONAL
                              COMMON      PAID-IN     RETAINED              TREASURY
                               STOCK      CAPITAL     EARNINGS      CTA      STOCK        TOTAL
                              -------    ----------   --------    ------    --------   ----------
    Balance January 1, 1997.. $27,037    6,789,397   4,999,823    26,955    (31,530)   11,811,682
    Net earnings (loss)......                         (405,887)                          (405,887)
    Dividends declared.......                          (31,937)                           (31,937)
    Accretion................                          (16,000)                           (16,000)
    Distribution to
      minority
      shareholders...........                         (206,527)                          (206,527)
    Translation
      adjustments............                                    (37,333)                 (37,333)
                              -------    ---------   ---------   -------    -------    ----------
    Balance June 30, 1997.... $27,037    6,789,397   4,339,472   (10,378)   (31,530)   11,113,998
                              =======    =========   =========   =======    =======    ==========

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

                       WYANT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (INFORMATION AS AT JUNE 30, 1997 AND FOR THE SIX MONTHS
           ENDED JUNE 30, 1997 AND 1996 ARE UNAUDITED) - (CONTINUED)

7.   SUPPLEMENTARY INFORMATION

     Three months ended June 30

                             WYANT          IFC
                          HEALTH CARE   DISPOSABLES   WOOD WYANT   ELIMINATIONS     TOTAL
                          -----------   -----------   ----------   ------------   ----------
    1997
    ----
    Net sales...........  $ 8,073,123    $3,945,618   $14,273,423   $(2,243,680)  $24,048,484
    Operating income
      (loss)............     (971,724)       80,152     1,025,734                     134,162
    Earnings (loss)
      before tax........   (1,107,381)       83,518       930,461                     (93,402)
    Net earnings
      (loss)............     (822,381)       52,518       540,461                    (229,402)

    1996
    ----
    Net sales...........    7,601,002     2,857,284    13,563,706      (848,765)   23,173,227
    Operating income
      (loss)............     (475,029)       69,948       874,126                     469,045
    Earnings (loss)
      before tax........     (439,486)       68,456       693,665                     322,635
    Net earnings
      (loss)............     (270,786)       44,056       383,665                     156,935

     Six months ended June 30

    1997
    ----
    Net sales...........  $15,141,342    $7,177,523   $27,286,735   $(3,427,518)  $46,178,082
    Operating income
      (loss)............   (1,732,568)      163,447     1,514,557                     (54,564)
    Earnings (loss)
      before tax........   (1,949,470)      169,738     1,473,845                    (305,887)
    Net earnings
      (loss)............   (1,351,470)      106,738       838,845                    (405,887)

    1996
    ----
    Net sales...........   16,365,102     5,784,828    26,832,397    (1,940,330)   47,041,997
    Operating income
      (loss)............     (373,353)      102,187     1,524,155                   1,252,989
    Earnings (loss)
      before tax........     (245,048)      105,038     1,142,648                   1,002,638
    Net earnings
      (loss)............     (154,048)       66,038       635,048                     547,038

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in
Item 1 of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996

SALES

       Sales for the three months ended June 30, 1997 increased by $875,257 to $24,048,484 from the sales of $23,173,227 in the second quarter of 1996. Sales of Wyant Health Care for the second quarter of 1997 at $8,073,123 were $472,121 or 6.2% higher than the total of $7,601,002 in the same period last year, as the increase in sales from the new adult brief product line introduced late in the first quarter of 1997 more than offset the weakness in demand for airlaid nonwoven fabrics.

       At IFC Disposables, sales for the three months ended June 30, 1997 at $3,945,618 recorded an increase of $1,088,334 or 38.1% over the sales of $2,857,284 in the second quarter of 1996. This improvement reflected the continued expansion of sales of paper products and systems in all of IFC's key markets.

       Second quarter sales of Wood Wyant at $14,273,423 were $709,717 or 5.2% higher than the total of $13,563,706 for the same period last year. The effect of lower selling prices for paper products was more than offset by increased sales volumes of all major product lines.

COST OF SALES AND GROSS PROFIT

       Wyant Health Care's cost of sales for the second quarter of 1997 increased to 87.7% of sales, compared to 86.3% in the same period last year. The increase was primarily due to startup expenses for the new adult brief line and resulted in gross profit for the second quarter of 1997 declining to 12% of sales from the level of 14% in the second quarter of 1996.

       Gross profit of IFC Disposables decreased to 18% of sales in the quarter ended June 30, 1997 from 22% in the same quarter last year. The decrease reflected mainly the significant growth in sales of paper products, which generate a lower gross profit percentage than IFC's other product lines.

       Wood Wyant's gross profit for the second quarter of 1997 declined to 40% of sales from the level of 43% in the second quarter of 1996. This was caused primarily by the continuing competitive pricing environment for paper products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $264,059 or 4% to $7,145,178 in the second quarter of 1997 compared to the total of $6,881,119 in the second quarter last year. Selling, general and administrative expenses of Wyant Health Care increased to $1,945,929 from $1,494,703 in the second quarter of 1996. The increase was due to the inclusion in the current quarter of non-recurring charges of $427,000 for severance payments and professional fees incurred following the recent restructuring of the Wyant Health Care operations. At IFC Disposables, expenses increased by $74,643 or 14% to $615,503 over the second quarter of 1996 level of $540,860. The major cause of this increase was an amount of $56,106 for higher outward freight costs resulting from the significantly higher sales level. Selling, general and administrative expenses of Wood Wyant for the second quarter of 1997 were $261,810 lower than in the corresponding quarter of 1996. The reduction was primarily due to reduced staffing levels in 1997 and lower marketing and promotion expenses than in 1996, when a new catalogue of products was published. Partially offsetting these savings were higher shipping costs in 1997, due to increased transportation rates in two major market areas and an unfavourable mix of shipments.

AMORTIZATION

       Amortization of $124,462 in the three months ended June 30, 1997 was $26,957 lower than in the second quarter of 1996 due to relatively low capital spending in 1996.

INTEREST EXPENSE

       Interest expense increased by $100,110 over the second quarter of 1996 to $298,231, due to additional interest from financing of the acquisition of the Wood Wyant business in March 1997, partly offset by the favorable impact of lower interest rates at Wood Wyant.

OTHER INCOME

       Other income increased by $43,934 compared to the second quarter of 1996, primarily due to foreign exchange gains in Wood Wyant.

EARNINGS (LOSS) BEFORE TAX

       A loss before tax of $93,402 was incurred in the second quarter of 1997, compared with the earnings before tax of $322,635 generated in the second quarter of 1996. The pre-tax loss of Wyant Health Care was $667,895 worse than in the second quarter of 1996, but this was partially offset by improved pre-tax earnings of $236,796 in Wood Wyant and $15,062 in IFC Disposables.

INCOME TAXES

       Despite the net pre-tax loss in the current quarter, income tax expense was $136,000, down from $165,700 in the second quarter of 1996. The expense, in the current quarter, reflected the Company's inability to tax-effect approximately $224,000 of the losses of Wyant Health Care, together with the higher tax rate on earnings of Wood Wyant in Canada.

NET EARNINGS (LOSS)

       A net loss of $229,402 or $0.17 per common share was incurred in the second quarter of 1997, as compared to net earnings of $156,935 or $0.06 per share in the second quarter of 1996. The 1996 earnings per share are fully diluted by giving full effect to the one million Class E Preferred shares of Wood Wyant which are exchangeable for common shares of Wyant Corporation. The 1997 loss per share does not reflect these shares.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996

SALES

       Sales for the first half of 1997 at $46,178,082 were $863,915 lower than the total of $47,041,997 in the same period last year. Wyant Health Care sales decreased by $1,223,760 to $15,141,342 in the six months to June 30, 1997, reflecting a sales increase of $472,121 in the second quarter of 1997 compared with 1996, which partially offset a significant shortfall in the first quarter of 1997, which was primarily due to the lower sales of airlaid nonwoven fabrics, the reorganization of the sales force, the loss of a major private label customer and the failure of a significant regional distributor. At IFC Disposables, sales for the first six months of 1997 at $7,177,523 were $1,392,695 higher than in the first half of 1996, due to the significant increase in sales of paper products and systems. Sales of Wood Wyant for the first half of 1997 at $27,286,735 were $454,338 higher than in the corresponding period last year as higher sales of equipment and sanitation products more than offset reduced sales of paper products which resulted from lower selling prices.

COST OF SALES AND GROSS PROFIT

       In Wyant Health Care, gross profit for the first half of 1997 decreased to 12% of sales, compared with 16% in the first half of 1996. The deterioration resulted from manufacturing inefficiencies, due in part to the lower level of sales, and the startup expenses incurred for the new adult brief line. Gross profit of IFC Disposables for the first half of 1997 was 19% of sales, down from 20% in the first half of 1996 due to the significant increase in sales of paper products, which have comparatively lower margins than IFC's other product lines. For the first half of 1997, Wood Wyant's gross profit declined to 40% of sales from 42% in the same period last year. The decrease resulted primarily from the competitive pricing environment for paper products.

SELLING, GENERAL AND ADMINISTRATIVE

       Selling, general and administrative expenses for the first six months of 1997 at $13,903,636 were $256,889 or 2% higher than the total of $13,646,747 in the same period last year. At Wyant Health Care, expenses increased by $579,674 over the first half of 1996, to $3,522,641 due to the non-recurring severance payments and professional fees totalling $427,000 related to the restructuring of operations, together with higher shipping expenses due to an increased number of more costly smaller shipments. Expenses of IFC Disposables increased by $94,226 over the first half of 1996 to $1,168,565. The increase was mainly due to higher shipping costs resulting from the increased sales volume. At Wood Wyant, expenses were $417,011 lower than in the first half of 1996, reflecting the savings from lower staffing levels in 1997 and the higher marketing and promotion expenses in 1996, when a new product catalogue was published.

AMORTIZATION

       Amortization of $250,905 was $32,758 lower than in the first half of 1996 due to relatively low 1996 capital spending.

INTEREST EXPENSE

       Interest expense increased by $87,251 over the first half of 1996 to $471,299, due to additional interest costs associated with the Wood Wyant acquisition, which more than offset the benefits derived from lower interest rate levels.

OTHER INCOME

       Other income for the first half of 1997 was $151,129 higher than in the first half of 1996 due to foreign exchange gains in Wood Wyant.

EARNINGS (LOSS) BEFORE TAX

       A loss before tax of $305,887 was incurred in the first half of 1997, a deterioration of $1,308,525 compared with the first half of 1996. Results of Wyant Health Care worsened by $1,704,422, but this was partially offset by improved pre-tax earnings in both Wood Wyant ($331,197) and IFC Disposables ($64,700).

INCOME TAXES

       Income tax expense declined from $455,600 in the first half of 1996 to $100,000 in the first half of the current year. The $100,000 expense in 1997 resulted despite the pre-tax loss for the period, as approximately $224,000 of losses in the United States could not be tax-effected.

NET EARNINGS (LOSS)

       A net loss of $405,887 or $0.27 per common share was incurred in the first half of 1997, compared with net earnings of $547,038 or $0.20 per share in the first half of 1996. The 1996 earnings are fully diluted to give effect to the one million Class E Preferred shares of Wood Wyant which are exchangeable for common shares of Wyant Corporation, but the 1997 loss per share does not reflect these shares.

LIQUIDITY AND CAPITAL RESOURCES

       Liquidity and capital resources of Wyant Health Care and IFC Disposables are discussed together, while Wood Wyant is discussed separately as it is self-financing and has separate banking facilities.

WYANT HEALTH CARE & IFC DISPOSABLES

       During the first half of 1997 the Company utilized $1,080,007 of cash. Working capital decreased by $110,399 in the first half of 1997, compared to an increase of $2,063,237 in the same period last year. The increase in 1996 resulted from inventories, which were $1,504,481 higher in the six months ended June 30, and from payables, which decreased by $747,219. During the first half of 1997, a decrease of $638,990 in inventories was largely offset by an increase in accounts receivable of $571,373. Capital expenditures in the first half of 1997 amounted to $450,812, which included $220,000 to acquire a trademark. The Company borrowed $4,000,000 on March 18, 1997 from First Union National Bank, of which $3,667,033 was used to finance the acquisition of the Wood Wyant business. Debt repayments in the six months ended June 30, 1997 totalled $429,643.

       As described in note 4 to the consolidated financial statements, the Company is in default of certain financial covenants with respect to the March 18, 1997 Loan and Security Agreement. As a result, $4,642,252 of long-term debt with maturities after June 30, 1998 has been included with the current portion of long-term debt in current liabilities.

       The Company is presently in discussions with First Union National Bank with a view to either obtaining a waiver of the defaults, or renegotiating the financial covenants in the Loan and Security Agreement. If these long-term credit facilities remain in place, management believes that future operating cash flows, together with advances from Wood Wyant Inc., will enable the Company to meet its ongoing cash requirements, including repayments of term debt, as they would normally become due, and cash requirements for a minimum level of capital asset additions. Should the Company not be able to obtain waivers or renegotiate the financial covenants and First Union National Bank accelerates repayment of these long-term facilities, the Company will have to seek other financing to meet its cash requirements.

WOOD WYANT

       Wood Wyant utilized $1,841,045 of cash during the first half of 1997, compared with cash generation of $452,000 in the first half of 1996. Cash used for operations in the current year to date amounted to $599,515, as a result of an increase of $1,845,164 in working capital. This increase was due primarily to higher accounts receivable, reflecting the significantly increased level of sales activity in the month of June than in December. Capital expenditures were $260,156 in the first half of 1997. Principal repayments on debt amounted to $762,792 in the current year.

       The unused balance at June 30, 1997 of the maximum credit of $4,346,000 (Cdn. $6,000,000) available under the revolving credit facility amounted to approximately $1,212,000 (Cdn. $1,673,000).

       Management believes that future operating cash flows and the unused balance available under existing credit facilities will be sufficient to meet its ongoing operating cash requirements, to repay the term debt as it becomes due and to meet cash requirements for capital asset additions.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       The Company is not involved in any material legal proceedings.

ITEMS 2, 4, 5 & 6

       Not applicable.

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

       In December 1993, the New Jersey Ecomomic Development Authority (the "Authority") issued $5,325,000 aggregate principal amount of Economic Development Bonds (Hosposable Products, Inc. - 1993 Project) (the "Bonds") pursuant to an Indenture of Trust dated as of December 1, 1993 (the "Indenture") between the Authority and The Bank of New York, as trustee (the "Trustee"), and loaned the proceeds from such issuance to the Company pursuant to a Loan Agreement dated as of December 1, 1993 between the Company and the Authority. In connection with the issuance of the Bonds. First Union National Bank, as successor-in-interest to First Fidelity Bank (the "Bank"), issued a letter of credit for the account of the Company providing for the payment of principal and up to 210 days interest on the Bonds pursuant to a Letter of Credit and Reimbursement Agreement dated as of December 1, 1993, as amended, between the Company and the Bank (the "Reimbursement Agreement"). The Company currently has no amounts outstanding under the Reimbursement Agreement.

       As of June 30, 1997, the Company is in default of certain financial covenants contained in the Reimbursement Agreement. These covenants are the same as the financial covenants contained in the Loan and Security Agreement referred to above. Such default, however, is not an Event of Default (as defined in the Indenture) under the Indenture with respect to the Bonds unless the Trustee receives from the Bank a written declaration of the occurrence of an "Event of Default" under the Reimbursement Agreement. Currently, to the best of the Company's knowledge, the Bank has not delivered any such written declaration to the Trustee.

                               WYANT CORPORATION

                                   SIGNATURES

       Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WYANT CORPORATION
                                  (Registrant)

Date: August 13, 1997                            Signature: /s/ Marc D'Amour
                                                            Marc D'Amour
                                                            Vice President, Finance &
                                                            Chief Financial Officer
                                                            (For the registrant and as
                                                            Principal Financial Officer)