Form 10-Q
period 1997-09-30
WYANT CORP
filed 1997-11-14
CIK 48569

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   EXCHANGE ACT OF 1934........FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934................FOR THE TRANSITION PERIOD FROM    TO

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE. (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.)

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

                          CLASS                         OUTSTANDING AT NOVEMBER 12, 1997
     ----------------------------------------------------------------------------------------
              Common stock, $.01 par value                          1,703,676

================================================================================

                       WYANT CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1997

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       WYANT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                SEPTEMBER 30        DECEMBER 31
                                                                    1997               1996
                                                                ------------     -----------------
                                                                                 (RESTATED NOTE 2)
ASSETS
CURRENT
Cash and cash equivalents....................................   $   484,483         $ 1,570,625
Marketable securities, at cost...............................        --                 446,812
Accounts receivable..........................................    12,577,408          11,299,555
Income taxes recoverable.....................................       495,111             456,039
Deferred income taxes........................................       331,186             331,186
Inventories (note 3).........................................     8,196,902          10,012,033
Prepaid expenses.............................................     1,513,435             836,013
                                                                -----------         -----------
TOTAL CURRENT ASSETS.........................................    23,598,525          24,952,263
Capital assets...............................................    19,114,718          19,281,210
Goodwill.....................................................       305,268             410,142
Other assets.................................................       975,564             761,404
                                                                -----------         -----------
TOTAL ASSETS.................................................   $43,994,075         $45,405,019
                                                                ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Bank indebtedness............................................   $ 2,187,061         $ 1,293,351
Accounts payable and accrued liabilities.....................    10,885,530          12,143,970
Income taxes payable.........................................       796,252             280,727
Dividend payable.............................................        --               3,667,033
Current portion of long-term debt............................     5,920,917           2,106,873
Current portion of preferred shares of subsidiary (note 2)...       569,760              --
                                                                -----------         -----------
TOTAL CURRENT LIABILITIES....................................    20,359,520          19,491,954
Long-term debt (notes 2 and 4)...............................     5,836,611          10,186,656
Preferred shares of subsidiary (note 2)......................     4,502,573           2,267,900
Deferred income taxes........................................     1,763,710           1,646,827

STOCKHOLDERS' EQUITY (notes 2 and 5)
Common stock, par value $0.01 per share......................        27,037              27,037
Additional paid-in capital...................................     6,800,867           6,789,397
Retained earnings............................................     4,714,588           4,999,823
Cumulative translation adjustment............................       (10,831)             26,955
                                                                -----------         -----------
                                                                 11,531,661          11,843,212
Less: Cost of 11,200 shares of common stock held in
  treasury...................................................        --                  31,530
                                                                -----------         -----------
                                                                 11,531,661          11,811,682
                                                                -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................   $43,994,075         $45,405,019
                                                                ===========         ===========

                             See accompanying notes

                       WYANT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                               SEPTEMBER 30                    SEPTEMBER 30
                                        ---------------------------     ---------------------------
                                           1997            1996            1997            1996
                                        -----------     -----------     -----------     -----------
                                                          (Restated                       (Restated
                                                            Note 2)                         Note 2)
Net sales............................   $22,889,362     $22,682,740     $69,067,444     $69,724,737
Cost of sales........................    15,711,521      15,711,200      47,789,626      47,569,798
                                        -----------     -----------     -----------     -----------
Gross profit.........................     7,177,841       6,971,540      21,277,818      22,154,939
Expenses
  Selling, general and
     administrative..................     6,178,223       6,603,637      20,081,859      20,250,384
  Amortization.......................       146,745         151,782         397,650         435,445
                                        -----------     -----------     -----------     -----------
                                          6,324,968       6,755,419      20,479,509      20,685,829
                                        -----------     -----------     -----------     -----------

Operating income.....................       852,873         216,121         798,309       1,469,110
Other Income (expense)
  Interest income....................         8,882          32,071          30,276         118,315
  Interest expense...................      (273,238)       (177,368)       (744,537)       (561,416)
  Other..............................        85,704          (2,892)        284,286          44,561
                                        -----------     -----------     -----------     -----------
                                           (178,652)       (148,189)       (429,975)       (398,540)
                                        -----------     -----------     -----------     -----------
Earnings before tax..................       674,221          67,932         368,334       1,070,570

Income tax expense
  Current............................       236,710        (128,152)        222,710         (48,252)
  Deferred...........................         9,031         182,025         123,031         557,725
                                        -----------     -----------     -----------     -----------
                                            245,741          53,873         345,741         509,473
                                        -----------     -----------     -----------     -----------
Net earnings.........................       428,480          14,059          22,593         561,097
Dividend requirements and accretion
  of mandatorily redeemable preferred
  shares.............................        53,364              --         101,301              --
                                        -----------     -----------     -----------     -----------
Net earnings (loss) attributable to
  common shares......................   $   375,116     $    14,059     $   (78,708)    $   561,097
                                        ===========     ===========     ===========     ===========

Per share (note 6)...................   $      0.14     $      0.01     $     (0.05)    $      0.21

Weighted average number of common and
  common equivalent shares...........     2,702,824       2,692,476       1,695,963       2,692,476

                             See accompanying notes

                       WYANT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                                 ---------------------------------
                                                                     1997              1996
                                                                 -----------     -----------------
                                                                                 (RESTATED NOTE 2)
OPERATING ACTIVITIES
Net income ...................................................   $    22,593        $   561,097
Items not affecting cash
  Depreciation and amortization...............................     1,336,869          1,494,367
  Deferred income taxes.......................................       108,031            557,725
  Deferred pension costs......................................      (105,882)            30,000
  Gain on disposal of capital assets..........................        --                 (2,691)
Changes in non-cash working capital balances
  Accounts receivable.........................................    (1,277,853)        (1,103,885)
  Income taxes recoverable....................................       (39,072)           187,421
  Inventories.................................................     1,815,131             (5,182)
  Prepaid expenses............................................      (677,422)          (128,566)
  Accounts payable............................................    (1,258,438)        (1,793,865)
  Incomes taxes payable.......................................       515,525            242,732
                                                                 -----------        -----------
                                                                     439,482             39,153
INVESTING ACTIVITIES
Purchase of capital assets....................................    (1,165,138)        (3,404,242)
Proceeds from sale of capital assets..........................        37,506            234,485
Sale of marketable securities.................................       446,812          1,320,921
Increase in other assets......................................      (105,357)           (40,078)
                                                                 -----------        -----------
                                                                    (786,177)        (1,888,914)
FINANCING ACTIVITIES
Repayment of long-term debt...................................    (2,962,046)        (1,966,649)
Increase in long-term debt....................................     5,248,950          2,050,994
Distribution to G.H. Wood + Wyant Inc. shareholders (note 2)..    (3,667,033)          --
Increase (decrease) in bank indebtedness......................       893,710           (598,705)
Distribution to minority shareholders.........................      (206,527)          (171,689)
Decrease (increase) in acquisition escrow fund................        (2,921)           252,753
Sale of treasury stock........................................        43,000           --
Dividends paid................................................       (69,301)          --
                                                                 -----------        -----------
                                                                    (722,168)          (433,296)
Effect of currency translation on cash........................       (17,279)             8,746
                                                                 -----------        -----------
Net decrease in cash..........................................    (1,086,142)        (2,274,311)
Cash and cash equivalents, beginning of period................     1,570,625          2,919,469
                                                                 -----------        -----------
Cash and cash equivalents, end of period......................   $   484,483        $   645,158
                                                                 ===========        ===========

                             See accompanying notes

                       WYANT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION AS AT SEPTEMBER 30, 1997 AND FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 1997 AND 1996 ARE UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of Wyant Corporation (formerly Hosposable Products, Inc.) and its wholly-owned subsidiaries, Bridgewater Manufacturing Corp., IFC Disposables, Inc. and Wood Wyant Inc. (formerly 3290441 Canada Inc.). They have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of September 30, 1997, the results of operations for the nine months and three months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1996.

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

     The transaction represents a combination of entities under common control and has been accounted for in a manner similar to a pooling of interests. Accordingly, the comparative figures in these financial statements have been restated to reflect retroactively the financial information of the combined entities. The excess of the fair value of the consideration paid of $13,733,727 over the book value of the net assets acquired of $8,638,875 (Cdn. $11,868,951) is considered a deemed dividend for accounting purposes, which reduces the Additional Paid-in Capital by $5,094,852. The Note, which yielded interest at 6% per annum, was exchanged on August 29, 1997 for shares of Class A Preferred Stock of Wood Wyant Inc. on the basis of one share for each Cdn. $1.00 of unpaid principal amount of the Note.

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

                       WYANT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION AS AT SEPTEMBER 30, 1997 AND FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 1997 AND 1996 ARE UNAUDITED)

3.   INVENTORIES

                                                             SEPTEMBER 30   DECEMBER 31
                                                                 1997          1996
                                                             ------------   -----------
    Raw materials..........................................   $ 2,910,808   $ 4,004,172
    Finished goods.........................................     5,286,094     6,007,861
                                                              -----------   -----------
                                                              $ 8,196,902   $10,012,033
                                                              ===========   ===========

4.   LONG-TERM DEBT

                                                             SEPTEMBER 30   DECEMBER 31
                                                                 1997          1996
                                                             ------------   -----------
    Wyant Corporation
      New Jersey Economic Development Authority bonds
         maturing December 1, 1997 to December 1, 2013 and
         bearing interest at fixed rates from 4.1% to
         5.7%..............................................   $ 4,031,250   $ 4,292,337
      Note payable maturing November 2003 and bearing
         interest at 8.12%.................................     1,302,967     1,463,681
      Term loan repayable in monthly principal installments
         of $33,333 plus interest at 9.43%, maturing March
         18, 2002..........................................     1,800,000            --
      Revolving term loan maturing April 1, 1999 bearing
         interest at prime (September 30, 1997 -- 8.5%)....     2,000,000            --
      Other................................................        50,000            --
                                                               ----------    ----------
                                                                9,184,217     5,756,018
    Wood Wyant Inc.
      Various term loans repayable in monthly installments
         of Cdn. $46,376 plus interest at prime plus  3/4%
         (prime September 30, 1997 -- 4.75%), maturing at
         various dates to October 1, 2001. Principal amount
         Cdn. $3,553,999 (December 31, 1996 -- Cdn
         $5,124,285).......................................     2,573,311     3,738,717
      Promissory note (principal amount December 31, 1996
         -- Cdn. $3,845,263) (note 2)......................            --     2,798,794
                                                              -----------   -----------
                                                               11,757,528    12,293,529
      Current portion......................................     5,920,917     2,106,873
                                                              -----------   -----------
                                                              $ 5,836,611   $10,186,656
                                                              ===========   ===========

     The term loan and revolving term loan facilities of Wyant Corporation were obtained in the first quarter of 1997 and replaced all previous existing lines of credit. As at September 30, 1997 the Company is in default of certain financial covenants with respect to these loans, which are governed by a Loan and Security Agreement ("Agreement") dated March 18, 1997. The financial covenants in default are as follows:

                       WYANT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION AS AT SEPTEMBER 30, 1997 AND FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 1997 AND 1996 ARE UNAUDITED)

4.   LONG-TERM DEBT -- (Continued)

     Tangible Capital Funds

     The Agreement requires consolidated Tangible Capital Funds, as defined therein, to be not less than $11,600,000 on September 30, 1997. At September 30, 1997 the consolidated Tangible Capital Funds amounted to $10,762,000.

     Total Liabilities to Tangible Capital Funds Ratio

     The Agreement requires that the ratio of consolidated total liabilities to consolidated Tangible Capital Funds shall not exceed 1.2 to 1.0. At September 30, 1997 the ratio was 1.5 to 1.0.

     The Company is presently in negotiations to obtain an alternative source of financing. The amount of the facilities being negotiated exceeds the amount required to repay all amounts outstanding with First Union National Bank. However, as a consequence of these defaults, the full amount outstanding on these loans and the note payable is required to be classified on the balance sheet at September 30, 1997 as a current liability in "Current portion of long-term debt".

5.   STOCKHOLDERS' EQUITY

     The Company's authorized share capital comprises 3,000,000 common shares with par value of $0.01 per share.

     A summary of changes in stockholders' equity for the nine months ended September 30, 1997 is as follows:

                                          ADDITIONAL
                                COMMON     PAID-IN      RETAINED                TREASURY
                                 STOCK     CAPITAL      EARNINGS       CTA        STOCK       TOTAL
                               --------   ----------   ----------   ---------   --------    ----------
    Balance January 1, 1997...  $27,037   $6,789,397   $4,999,823   $ 26,955    $(31,530)   1,811,682
    Net earnings..............                             22,593                              22,593
    Dividends declared........                            (69,301)                            (69,301)
    Accretion.................                            (32,000)                            (32,000)
    Distribution to minority
      shareholders............                           (206,527)                           (206,527)
    Sale of treasury stock....                11,470                              31,530       43,000
    Translation adjustments...                                       (37,786)                 (37,786)
                               --------   ----------   ----------   --------    --------    ---------
    Balance September 30,
      1997....................  $27,037   $6,800,867   $4,714,588   $(10,831)         --    1,531,661
                               ========   ==========   ==========   ========    ========    =========


6.   EARNINGS PER SHARE

     Earnings per share data is based on the weighted average number of common shares and common stock equivalents which would arise from the exercise of dilutive stock options and the conversion of the Class E Preferred shares of Wood Wyant Inc.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which will be effective for the Company's December 31, 1997 year end. If the new standard had been in effect for the nine months ended September 30, 1997,

                       WYANT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION AS AT SEPTEMBER 30, 1997 AND FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 1997 AND 1996 ARE UNAUDITED)

6.   EARNINGS PER SHARE -- (Continued)

     the basic and diluted earnings per share which would have been reported under SFAS 128 would not have differed from the earnings per share shown in the Consolidated Statements of Operations.

7.   SUPPLEMENTARY INFORMATION

     Three months ended September 30

                             WYANT          IFC
                          HEALTH CARE   DISPOSABLES   WOOD WYANT   ELIMINATIONS      TOTAL
                          -----------   -----------   -----------  ------------   -----------
    1997
    Net sales...........   8,098,173     $4,080,360   $12,968,693   $(2,257,864)  $22,889,362
    Operating income....     171,760         53,567       627,546                     852,873
    Earnings before
      tax...............      13,252         55,055       605,914                     674,221
    Net earnings........      33,252         35,055       360,173                     428,480

    1996
    Net sales...........   7,740,754      3,193,189    12,768,517    (1,019,720)   22,682,740
    Operating income
      (loss)............    (641,037)       134,994       722,164                     216,121
    Earnings (loss)
      before tax........    (677,005)       135,827       609,110                      67,932
    Net earnings
      (loss)............    (410,005)        84,827       339,237                      14,059

     Nine months ended September 30

    1997
    Net sales...........  $23,239,515    $11,257,883  $40,255,428   $(5,685,382)  $69,067,444
    Operating income
      (loss)............   (1,560,808)       217,014    2,142,103                     798,309
    Earnings (loss)
      before tax........   (1,936,218)       224,793    2,079,759                     368,334
    Net earnings
      (loss)............   (1,318,218)       141,793    1,199,018                      22,593

    1996
    Net sales...........   24,105,856      8,978,017   39,600,914    (2,960,050)   69,724,737
    Operating income
      (loss)............   (1,014,390)       237,181    2,246,319                   1,469,110
    Earnings (loss)
      before tax........     (922,053)       240,865    1,751,758                   1,070,570
    Net earnings
      (loss)............     (564,053)       150,865      974,285                     561,097

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

SALES

       Sales for the three months ended September 30, 1997 increased by $206,622 to $22,889,362 from the sales of $22,682,740 in the third quarter of 1996. Sales of Wyant Health Care were $8,098,173 in the third quarter of 1997, an increase of $357,419 or 4.6% over the corresponding quarter last year. The improvement resulted from the sales of the new adult brief product line introduced in the first quarter of 1997, which more than offset the weakness in demand for underpads and the loss of a major private label customer.

       Sales of IFC Disposables were $4,080,360 for the three months ended September 30, 1997, an increase of $887,171 or 27.8% over the sales of $3,193,189 in the third quarter of 1996. The increase resulted primarily from the expanded sales of paper products and systems in all of IFC's key markets.

       Wood Wyant sales in the third quarter of 1997 at $12,968,693 were $200,176 or 1.6% higher than in the same quarter last year, as the effect of lower selling prices for paper products continued to be more than offset by increased sales volumes of all major product lines.

COST OF SALES AND GROSS PROFIT

       Wyant Health Care's gross profit for the third quarter of 1997 increased to 18% of sales, compared to 12% of sales in the third quarter last year. The improvement resulted from reduced overhead spending, together with improved operating efficiency.

       Gross profit of IFC Disposables decreased to 17% of sales in the quarter ended September 30, 1997 from the 21% of sales generated in the third quarter of 1996, reflecting the significant growth in sales of paper products, which earn lower gross profit percentages than IFC's other product lines.

       Wood Wyant's gross profit declined to 39% of sales in the third quarter of 1997, compared to the level of 42% in the same quarter last year, due to the continuing competitive pricing environment for paper products.

SELLING, GENERAL AND ADMINISTRATIVE

       Selling, general and administrative expenses at $6,178,223 were $425,414 or 6.4% lower than in the third quarter of 1996. At Wyant Health Care, selling, general and administrative expenses were $1,240,129, a decrease of $313,005 from the third quarter of 1996. The improvement reflected reduced salary costs in the current quarter, while the third quarter of 1996 was at a higher level as a result of professional and consulting fees, and employee separation costs. At IFC Disposables, expenses increased by $106,245 or 20% to $639,102 in the current quarter, compared with $532,857 in the third quarter of 1996. The increase resulted primarily from higher outward freight costs, which rose by $58,746 due to the significantly higher sales level. Selling, general and administrative expenses of Wood Wyant were $238,345 lower than in the third quarter last year. The reduction resulted from lower staffing levels in 1997.

AMORTIZATION

       Amortization of $146,745 in the third quarter of 1997 was $5,037 lower than in the corresponding quarter last year due to relatively low capital spending.

INTEREST EXPENSE

       Interest expense increased by $95,870 over the third quarter of 1996 to $273,238 due to additional interest from the financing of the acquisition of the Wood Wyant business in March 1997, partially offset by the favorable impact of lower interest rates at Wood Wyant.

OTHER INCOME

       Other income increased by $88,596 in the third quarter of 1997, due to foreign exchange gains in Wood Wyant.

EARNINGS BEFORE TAX

       Earnings before tax amounted to $674,221 in the current quarter, an increase of $606,289 over the third quarter of 1996. Wyant Health Care generated earnings before tax of $13,252 in the quarter, an improvement of $690,257 over the same period last year, which more than offset reductions in pre-tax earnings of IFC Disposables ($80,772) and Wood Wyant ($3,196).

INCOME TAXES

       Income tax expense for the third quarter of 1997 was $245,741, compared with an expense of $53,873 in the corresponding quarter of 1996. Losses of Wyant Health Care of approximately $68,000 which had not been tax-effected were utilized in the current quarter. In the third quarter of 1996, the level of income tax expense reflected the higher tax rate on earnings of Wood Wyant compared with the lower tax rate applicable to the loss of Wyant Health Care.

NET EARNINGS

     Net earnings of $428,480 or $0.14 per share were generated in the third quarter of 1997, compared with earnings of $14,059 or $0.01 per share in the corresponding quarter of 1996. The 1997 earnings per share reflect the sale on July 8, 1997 of 11,200 shares of common stock which had been held in treasury. The earnings per share of both 1997 and 1996 are fully diluted by giving full effect to the one million Class E Preferred shares of Wood Wyant Inc. which are exchangeable for common shares of Wyant Corporation.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996

SALES

       Sales for the nine months ended September 30, 1997 at $69,067,444 were $657,293 lower than the total of $69,724,737 in the corresponding period last year. Sales of Wyant Health Care decreased by $866,341 to $23,239,515 in the current period to date, reflecting the shortfall which occurred in the first quarter of 1997 primarily due to the reorganization of the sales force, the loss of a major private label customer and the failure of a significant regional distributor. These factors have been partially offset by the sales from the new adult brief product line. IFC Disposables sales of $11,257,883 were $2,279,866 higher than in the nine months ended September 30, 1996 as a result of the significantly higher sales of paper products and systems. Sales of Wood Wyant for the first nine months of 1997 at $40,255,428 were $654,514 higher than in the same period in 1996, as higher sales of equipment and sanitation products more than offset the lower sales of paper products which resulted from reduced selling prices.

COST OF SALES AND GROSS PROFIT

     Gross profit of Wyant Health Care for the first nine months of 1997 decreased to 14% of sales from 15% of sales in the nine months ended September 30, 1996, as a result of manufacturing inefficiencies in the first half of 1997 and start-up expenses incurred for the new adult brief line. Gross profit of IFC Disposables for the current year to date was 18% of sales, down from 21% of sales in the corresponding period last year, due to the significant increase in sales of paper products, which generate lower margins than IFC's other product lines. Wood Wyant's gross profit for the first nine months of 1997 declined to 40% of sales from 42% of sales in the 1996 period. The decrease resulted primarily from the competitive pricing environment for paper products.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the first nine months of 1997 were $20,081,859, a reduction of $168,525 compared with the same period last year. At Wyant Health Care, expenses increased by $266,669 to $4,762,770 in the current period, primarily due to higher shipping expenses resulting from an increased number of more costly smaller shipments. Expenses of IFC Disposables increased by $106,245 to $639,102 in the first nine months of 1997, due to a higher level of shipping costs resulting from the increased sales volume. At Wood Wyant, expenses at $13,475,422 for the current period to date were $808,327 lower than in the corresponding period last year. Lower staffing levels in the current year, together with higher marketing and promotion expenses incurred in 1996 to produce a new product catalogue, accounted for the reduction.

AMORTIZATION

     Amortization of $397,650 was $37,795 lower than in the first nine months of 1996 due to relatively low capital spending in 1996.

INTEREST EXPENSE

     Interest expense increased by $183,121 to $744,537 in the first nine months of 1997, due to additional interest costs related to the Wood Wyant acquisition, which more than offset the favorable impact of lower interest rates in the current period.

OTHER INCOME

     Other income for the nine months ended September 30, 1997 was $239,725 higher than in the same period last year due to foreign exchange gains in Wood Wyant.

EARNINGS BEFORE TAX

     Earnings before tax totalled $368,334 in the first nine months of 1997, a reduction of $702,236 from the nine months ended September 30, 1996. Wyant Health Care and IFC Disposables results deteriorated by $1,014,165 and $16,072 respectively, but these were partially offset by an improvement of $328,001 in pre-tax earnings of Wood Wyant.

INCOME TAXES

     Income tax expense declined by $163,732 to $345,741 in the current period to date. The level of expense in 1997 is adversely impacted by approximately $156,000 of losses in the United States which could not be tax-effected.

NET EARNINGS

     Net earnings for the nine months ended September 30, 1997 amounted to $22,593, which after taking into account dividends and accretion of mandatorily redeemable Preferred shares resulted in a loss per common share of $0.05, compared with net earnings of $561,097 or $0.21 per share in the corresponding period last year. The 1996 earnings per share are fully diluted to give effect to the one million Class E Preferred shares of Wood Wyant which are exchangeable for common shares of Wyant Corporation, but the 1997 loss per share does not reflect these shares.

LIQUIDITY AND CAPITAL RESOURCES

       Liquidity and capital resources of Wyant Health Care and IFC Disposables are discussed together, while Wood Wyant is discussed separately as it is self-financing and has separate banking facilities.

WYANT HEALTH CARE & IFC DISPOSABLES

       A total of $1,532,955 of cash was utilized in the first nine months of 1997. Working capital increased by $411,699 in the current period, compared with an increase of $2,519,957 in the same period last year. The increase in the current year resulted primarily from increases in accounts receivable ($606,205) and prepaid expenses ($324,331), together with a decrease in accounts payable of $158,786, all of which were partially offset by a decrease in inventories of $728,080. The increase in the prior year was primarily due to an increase of $1,103,885 in accounts receivable and a decrease of $1,793,865 in accounts payable, partially offset by increased income taxes payable of $242,732. Capital expenditures in the first nine months of 1997 amounted to $520,972. The Company borrowed $4,000,000 on March 18, 1997 from First Union National Bank, of which $3,667,033 was utilized to finance the Wood Wyant acquisition. Debt repayments in the current nine months period amounted to $704,464. The 11,200 shares of common stock held in treasury were sold on August 8, 1997 for proceeds of $43,000.

       As described in note 4 to the consolidated financial statements, the Company is in default of certain financial covenants with respect to the March 18, 1997 Loan and Security Agreement. As a result, $4,488,681 of long-term debt with maturities after September 30, 1998 has been included with the current portion of long-term debt in current liabilities.

       The Company is presently in negotiations to obtain an alternative source of financing. The amount of the facilities being negotiated exceeds the amount required to repay all amounts outstanding with First Union National Bank.
These arrangements are expected to be finalized prior to the end of the current year. When these arrangements are in place, management believes that future operating cash flows, together with the unused balance under the new credit facility, will enable the Company to meet its ongoing cash requirements, including repayments of term debt, and cash requirements for capital asset additions.

WOOD WYANT

       Wood Wyant utilized $893,710 of cash during the nine months ended September 30, 1997. Cash from operations generated $1,129,953, net of an increase in working capital of $647,204. The working capital increase resulted primarily from increases in accounts receivable ($1,169,411) and prepaid expenses ($515,478), partially offset by a reduction in inventories of $1,091,461. The higher level of accounts receivable resulted from the significantly increased level of sales activity in the month of September than in December. Capital expenditures were $644,166 in the first nine months of 1997. Principal repayments of debt amounted to $2,269,730 in the current period. New borrowing during the period amounted to $1,128,950.

       The unused balance at September 30, 1997 of the maximum credit of $4,344,000 (CDN. $6,000,000) available under the revolving credit facility amounted to approximately $2,157,000 (CDN. $2,979,000).

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

       In December 1993, the New Jersey Economic Development Authority (the "Authority") issued $5,325,000 aggregate principal amount of Economic Development Bonds (Hosposable Products, Inc. -- 1993 Project) (the "Bonds") pursuant to an Indenture of Trust dated as of December 1, 1993 (the "Indenture") between the Authority and The Bank of New York, as trustee (the "Trustee"), and loaned the proceeds from such issuance to the Company pursuant to a Loan Agreement dated as of December 1, 1993 between the Company and the Authority. In connection with the issuance of the Bonds, First Union National Bank, as successor-in-interest to First Fidelity Bank (the "Bank"), issued a letter of credit for the account of the Company providing for the payment of principal and up to 210 days interest on the Bonds pursuant to a Letter of Credit and Reimbursement Agreement dated as of December 1, 1993, as amended, between the Company and the Bank (the "Reimbursement Agreement"). The Company currently has no amounts outstanding under the Reimbursement Agreement.

       As of September 30, 1997, the Company is in default of certain financial covenants contained in the Reimbursement Agreement. These covenants are the same as the financial covenants contained in the Loan and Security Agreement referred to above. Such default, however, is not an Event of Default (as defined in the Indenture) under the Indenture with respect to the Bonds unless the Trustee receives from the Bank a written declaration of the occurrence of an "Event of Default" under the Reimbursement Agreement. Currently, to the best of the Company's knowledge, the Bank has not delivered any such written declaration to the Trustee.

                               WYANT CORPORATION

                                   SIGNATURES

       Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WYANT CORPORATION
                                  (Registrant)

Date: November 12, 1997                          Signature: /s/ Marc D'Amour
                                                            Marc D'Amour
                                                            Vice President, Finance &
                                                            Chief Financial Officer
                                                            (For the registrant and as
                                                            Principal Financial Officer)