Form 10-K405
period 1997-12-31
WYANT CORP
filed 1998-03-24
CIK 48569

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      ------------------------------------

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                      ------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________
                         Commission file number: 0-8410

             WYANT CORPORATION (FORMERLY HOSPOSABLE PRODUCTS, INC.)
            (Exact name of registration as specified in its charter)

                  NEW YORK                                       11-2236837
      (State or other jurisdiction of               (I.R.S. Employer Identification No.)
       incorporation or organization)

               100 READINGTON ROAD, SOMERVILLE, NEW JERSEY  08876
              (Address of principal executive offices)  (Zip Code)

        Registrant's telephone number including area code 908-707-1800 Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE
                COMMON STOCK                                ON WHICH REGISTERED
                Common Stock                                Traded on the NASDAQ
          par value $.01 per share                            National Market

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X            No ____________
                                               _______
================================================================================

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

     The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., by persons other than officers and directors of Wyant Corporation as reflected in the table incorporated by reference in Item 12 of this Annual Report on Form 10-K) as of March 18, 1998, was $5,358,373.

     As of March 18, 1998, there were 1,703,676 Common Shares of the Registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1.  The Exhibits identified in Item 14 (a) 3.

     2.  The 1998 Proxy Statement identified in Items 10, 11, 12 and 13.

                               TABLE OF CONTENTS

                            ITEM                                PAGE
                            ----                                ----
PART I.
1.   Business...............................................      1
2.   Properties.............................................      5
3.   Legal Proceedings......................................      6
4.   Submission of Matters to a Vote of Security Holders....      6
PART II.
5.   Market for the Registrant's Common Stock and Related
      Shareholder Matters...................................      7
6.   Selected Financial Data................................      8
7.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations...................      9
8.   Financial Statements and Supplementary Data............     12
9.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure...................     12
PART III.
10.  Directors and Executive Officers.......................     13
11.  Executive Compensation.................................     13
12.  Security Ownership of Certain Beneficial Owners and
       Management...........................................     13
13.  Certain Relationships and Related Transactions.........     13
PART IV.
14.  Exhibits, Consolidated Financial Statements and
       Schedules and Reports on Form 8-K....................     14

                                     PART 1

ITEM 1. BUSINESS

A.  GENERAL

     Wyant Corporation (formerly Hosposable Products, Inc.), a New York corporation incorporated in 1971 (hereinafter "Wyant"), has three wholly-owned subsidiaries, Bridgewater Manufacturing Corp., a New Jersey corporation ("Bridgewater"), IFC Disposables, Inc., a Tennessee corporation ("IFC") and Wood Wyant Inc. (formerly 3290441 Canada Inc.), a Canadian corporation ("Wood Wyant"). Through its Wyant Health Care division, it manufactures and distributes adult incontinent products, including disposable underpads and adult briefs. IFC manufactures and distributes disposable wipers and sanitary paper products and systems. Wyant Health Care and IFC products are sold primarily in domestic markets. Wood Wyant manufactures and distributes sanitation products and systems to commercial and institutional markets in Canada. (The "Company" is used herein to make general references, without distinction among Wyant, Wyant Health Care Division, Bridgewater, IFC and Wood Wyant).

WOOD WYANT

     Wood Wyant is a manufacturer and national distributor of a broad range of industrial and institutional sanitation products, including paper hand towels, bathroom tissue, related sanitary paper products, janitorial chemicals, waste receptacles and cleaning equipment and systems. Wood Wyant is the only dedicated national distributor of a full line of sanitary paper products, janitorial chemicals and equipment, and sanitation supplies to institutional markets in Canada. Wood Wyant, headquartered in Montreal, employs approximately 350 people and operates a paper converting plant and a chemical manufacturing facility in Ontario and services some 12,000 customers through a direct sales organization supported by customer service centers located across Canada.

     Wood Wyant's manufacturing operations include the conversion of base paper and the manufacture of janitorial chemicals. Base paper is converted into paper hand towels and bathroom tissue at a plant owned by Wood Wyant in Pickering, Ontario. Specialized machinery in this plant cuts, folds or winds the paper into finished products that are packaged and placed in shipping containers.

     Wood Wyant develops and manufactures janitorial chemicals from raw materials produced by major base chemical suppliers. The chemicals are blended in large tanks and packed into shipping containers for sale by Wood Wyant's distribution network.

     Wood Wyant's distribution operations are conducted from leased facilities throughout Canada, thereby providing flexibility in meeting market requirements and eliminating the need to make capital expenditures for real estate.

WYANT HEALTH CARE DIVISION

     The majority of the sales of the Wyant Health Care Division's branded products are to distributors for eventual use by hospitals, nursing homes and other health care institutions, and to government agencies. Disposable underpads and adult briefs are the Division's principal products. Their end-use is for protection against incontinence. A portion of the Division's revenue is derived through the sale of finished products as private label brands for major customers. The Division's airlaid fabrics (Airlay(TM)) are used as components of wiping products manufactured by IFC, and also are sold in roll good form to converters and manufacturers who produce a wide range of health care, consumer and industrial products.

     In late 1996 the Division purchased a high speed adult brief converting line. Both branded and private label adult briefs were introduced in 1997 to further expand the Division's line of incontinent care products in this growth market.

     The Division's products are manufactured on a number of continuous production lines that automatically assemble the various layers of product materials, bond them with various fixative means, cut the materials to specific lengths and fold, count, stack and bag/box the completed products. During 1997, the Division produced the vast majority of its products with its own equipment, at leased facilities in Fresno, California and at its principal manufacturing facility in Branchburg, New Jersey purchased by Wyant in December 1993. The

Division's products are sold by a direct sales organization supported by a customer service department located at the Branchburg facility.

IFC

     IFC's operations are conducted at a newly established location in Brownsville, Tennessee. IFC's manufacturing operations include the conversion of various materials into wiping products. Specialized machinery cuts, folds or winds various materials into finished products which are packaged and placed into shipping containers. IFC's products are sold to some 300 distributors and brokers by a direct sales organization supported by customer service located at the Brownsville facility.

B.  INDUSTRY SEGMENTS

     The Company operates in three industry segments. Its assets, net sales and net income (loss) are shown in the "Notes to Consolidated Financial Statements" (Part IV, Item 14).

C.  SUPPLY OF RAW MATERIALS

     The Company purchases raw materials necessary for the manufacture of its products from several unaffiliated suppliers. These raw materials are readily available from numerous sources. The Company is not dependent upon any one major source of supply, and is not limited by any supply contracts.

     In February 1994, coincidental with the sale of its fifty percent joint venture interest in a paper producing mill, Wood Wyant signed a five year supply agreement to purchase 16,000 short tons annually of paper toweling and tissue at market prices. This supplier provides substantially all of Wyant's requirement for these products.

D.  MARKETING AND SALES

WOOD WYANT

     Wood Wyant's products are sold by a field sales organization of 90. Sales (other than inter-company transactions with IFC) are made primarily to end users, with a minor percentage made to distributors.

STRATEGY AND MARKETING

     Wood Wyant's marketing strategy was established in the fall of 1994 following an extensive study of its sales organization by Wood Wyant and Canada's leading sales and marketing consulting group. This study, which was undertaken over a period of several months, led to the corporate strategy of building a business with superior return based upon a consultative approach of developing comprehensive cost effective solutions to customers' sanitation needs. In pursuing this strategy, Wood Wyant's primary focus was on washroom and floor care programs within the health care, education, industrial and office channels of distribution. This strategy has required increased investment in sales training activities to increase product knowledge and improve sales and account management capabilities. In addition, a broad cross-section of managers participated under the direction of a task force in the development of a strategic sales plan designed to ensure growth consistent with Wood Wyant's objective.

     Wood Wyant's direction in marketing calls for profitable growth based upon a consultative selling approach where skilled and highly trained account managers provide customers with cost effective solutions to sanitation problems. Wood Wyant's marketing activities are consolidated in Montreal and have been strengthened. The marketing group of Wood Wyant is responsible for the strategic direction and profitable growth and development of Wyant's various product lines.

SERVICE AND LOGISTICS

     Wood Wyant operates six full service customer service centers located strategically across Canada in Halifax, Montreal, Toronto, Winnipeg, Edmonton and Vancouver. Responsibility for logistics is centralized to provide greater control over essential operations of the business in the areas of forecasting, production planning, inventory control and management and purchasing. Service level standards are established and performance is monitored on a continuous basis. Wood Wyant maintains a policy of next day delivery of all core stocking products from its major service centers. Such deliveries are made via courier companies, transportation companies, local cartage or company-operated vehicles in selected locations. As a result of these service levels and short lead times for replenishment, there are no material backlogs.

     Wood Wyant's principal customer channels are in the health care and education (including schools, universities and colleges) segments, but also include industrial entities and distributors. Most of its customers are located in Canada, with customers in the United States accounting for less than 8% of sales. Wood Wyant has no single customer that accounts for more than 7% of sales.

WYANT HEALTH CARE DIVISION

     The Division's products are sold by 12 salaried sales and marketing personnel and by several independent sales organizations that work on a commission basis.

     Most of the Division's sales (other than inter-company transactions with IFC) are made to distributors that, in turn, sell the Company's products to institutional users such as hospitals and nursing homes, and to industrial users. Other sales are made to private labellers that sell to retail individual/chain stores. The retail chains usually sell the products under private label.

     The following table shows, for the years indicated, percentage information in respect of the Division's net sales.

                                                          1993    1994    1995    1996    1997
                                                          ----    ----    ----    ----    ----
Major Distributors....................................    12.5    11.1    11.8    10.5    12.4
Other Distributors....................................    52.9    55.9    36.5    34.7    19.9
Government Agencies...................................     1.0     0.8     1.0     1.0     1.1
Private Label.........................................     3.1     2.5    18.6    18.4    28.9
Converters (airlaid/nonwoven fabrics).................     6.1*    7.0*    8.2*    7.0*    5.2*
Industrial Wiping Products (IFC Disposables, Inc.)....    24.4    22.7    23.9    28.4    32.5

---------------

* Does not include inter-company sales of $2,498,939, $1,542,772, $1,709,494,
  $1,266,306 and $1,235,853, in 1997, 1996, 1995, 1994, and 1993, respectively, to IFC Disposables, Inc.

     At December 31, 1997 the Division had a backlog of firm orders of approximately $1,460,000, which was virtually unchanged from the backlog at December 31, 1996.

IFC

     IFC's products are sold by 8 salaried sales personnel and by several independent sales organizations that are paid on a commission basis.

     IFC's sales are made primarily to distributors that resell IFC's products to institutional users such as hospitals, nursing homes and restaurants.

E.  COMPETITION

WOOD WYANT

     Wood Wyant competes in the sanitary paper and janitorial product markets across Canada. The Canadian market for sanitary paper and sanitation products is fragmented and is served by over 200 distribution companies that compete directly with Wood Wyant on a regional basis and that tend to be small to medium sized. Only two companies compete on a national basis, with Wood Wyant being the only national full line distributor focused solely on the institutional sanitation market.

     Wood Wyant's distribution capabilities are enhanced by its vertical integration as a converter of paper products and a manufacturer of a complete line of sanitation chemicals. Wood Wyant's size also permits it to take full advantage of the benefits of bulk pricing and volume discounts offered by its suppliers. However, Wood Wyant's ability to compete successfully is dependent upon its ability to make timely delivery of quality products at competitive prices. With respect to sanitary paper products, Wood Wyant is not fully integrated and competes with fully integrated sanitary paper producers that have substantial financial resources and significant market share relative to Wood Wyant; therefore, Wood Wyant's results of operations could be adversely affected if such fully integrated producers attempt to significantly increase market share.

WYANT HEALTH CARE DIVISION

     The industry in which the Division competes is highly competitive. Among the competitors are such firms as Kendall, Paper-Pak and others with substantially greater resources than the Company's, as well as many firms comparable to the Division in "size" and the primary businesses of which are directly competitive. Although the Division is a leading manufacturer of underpads, it is not a significant factor in the overall adult incontinent market.

     The Division's ability to compete successfully is dependent upon its ability to make timely deliveries of value added products of a quality similar to or higher than that of its competitors and at competitive prices.

IFC

     IFC competes with major paper mills and smaller converters of towel, tissue and disposable wiping products. The major mill category of competition includes such companies as Kimberly Clark, Fort James and Wisconsin Tissue. The smaller converters are multiple in number and are more regional in their market approach.

     In order to compete successfully, IFC must supply its customers with quality products at competitive prices. Customer service and sales support programs are necessary to insure that IFC is regarded as a valuable partner by its customers.

F.  EMPLOYEES/UNION CONTRACT

WOOD WYANT

     Wood Wyant currently has approximately 350 employees, including approximately 259 salaried employees and 91 hourly employees. Wood Wyant's hourly workers are covered under four separate collective bargaining agreements, the largest of which covers 66 workers at Wood Wyant's Pickering plant and expires on October 25, 1999. Wood Wyant has never had a work stoppage in its history, nor has it had any other material labor problems.

WYANT HEALTH CARE DIVISION

     The Division has 225 employees, of whom 178 are employed in New Jersey, and 47 are employed in Fresno, California.

     The Division is party to collective bargaining agreements with the International Production Service & Sales Employees Union that serves its New Jersey factory-labor employees. The agreements expire in 1998. The Division considers its relations with its employees to be satisfactory, and no labor disputes are anticipated, nor have any affected operations negatively to date.

IFC

     IFC employs 65 personnel at its facility in Brownsville, Tennessee. Employees are not unionized.

G.  PATENTS AND TRADEMARKS

     The Company is the owner of 26 patents and 153 trademarks.

     Of the patents, 25 apply to the Sanitation Products segment and relate to dispensers used with the Company's paper and chemicals products. The remaining patent is for "Tuckables(R)" underpads manufactured by the Health Care Products segment. The Company is not able to assess any economic advantage particularly attributable to any of the above patents.

     The trademarks also relate primarily to the Sanitation Products segment (131 trademarks), with 10 applicable to the Health Care Products segment and 12 to the Wiping Products segment. These trademarks are used to protect the identification of individual products, but the Company is unable to assess any economic advantage particularly attributable to any of them. Moreover, there is no assurance that trademark rights are enforceable as a mere consequence of trademark registration.

ITEM 2.  PROPERTIES

WOOD WYANT

     Wood Wyant's manufacturing operations include the conversion of base paper and the manufacturing of janitorial chemicals. Base paper is converted into paper hand towels and bathroom tissue at a plant owned by Wood Wyant in Pickering (Toronto), Ontario. Specialized machinery in this plant cuts, folds or winds the paper into finished products that are packaged and placed in shipping containers. The Pickering plant occupies approximately 149,000 square feet. For the year ended December 31, 1997, production at Pickering totalled approximately 1,742,000 cases, which represents approximately 64% of capacity.

     Wood Wyant develops and blends janitorial chemicals from raw materials produced by major base chemical suppliers. The chemicals are blended in large tanks and packed into shipping containers for sale by the Wood Wyant distribution network. The plant is located in a rented 42,000 square foot facility. For the year ended December 31, 1997 total production at the plant reached approximately 2,663,000 liters (49% of capacity).

     Wood Wyant's distribution operations are conducted through leased facilities throughout Canada, thereby providing flexibility in meeting market requirements and eliminating the need to make capital expenditures for real estate. The location of the leased facilities, including square footage and lease expiration dates, are as follows:

                                                                  AREA IN       YEAR OF
                          FACILITY                              SQUARE FEET    EXPIRATION
                          --------                              -----------    ----------
Dartmouth (Halifax), Nova Scotia............................      15,700          1998
Lachine (Montreal), Quebec..................................      91,700          2004
Scarborough (Toronto), Ontario..............................      42,800          2001
Scarborough (Toronto), Ontario..............................      42,100          2001
Winnipeg, Manitoba..........................................      12,000          2001
Edmonton, Alberta...........................................      14,000          1999
Burnaby (Vancouver), B.C....................................      10,400          2000

WYANT HEALTH CARE DIVISION

     Since May 31, 1994 the Division has conducted all New Jersey operations at its Branchburg, New Jersey location. This facility accommodates manufacturing operations, warehousing and administrative activities in a 111,640 square foot building.

     The Division leases approximately 80,000 square feet, used for manufacturing and warehousing, in a building at 95 Santa Fe Avenue, Fresno, California, from Len-Sid Realty Co. Leonard Schramm, a former President of the Company is a partner in Len-Sid Realty Co. The terms of the lease agreement, including $112,116 as annual rent, are comparable to terms that might be obtainable from an unaffiliated lessor of like property in the immediate vicinity of the Fresno warehouse. The lease term is for one year, but terminable on 90 days' notice (essentially, because the landowner, The Atchison, Topeka and Santa Fe Railroad, has the right to terminate Len-Sid Realty Co.'s "possession" on 90 days' notice).

IFC

     During November 1997, IFC relocated its manufacturing operations from leased premises in Jackson, Tennessee to a leased facility in Brownsville, Tennessee. Although final documentation is not yet executed, the lease for this 100,000 square foot facility will expire on December 31, 2004. IFC has the option to extend the term by three years to December 31, 2007.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company may be a party to legal proceedings incidental to its business. At present, there are no legal proceedings that are material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 5, 1997, the Company held its annual meeting of shareholders. A total of 1,118,023 shares, a quorum, were represented in person or by proxy. Gerald W. Wyant, James A. Wyant, Donald C. MacMartin, John B. Wight, Thomas R.M. Davis, Nicholas Gallopo, Richard Charles and Robert Briggs were each elected to serve as a director for a one-year period expiring in 1998 (each with 1,114,913 "for", except for Robert Briggs, 937,690 "for").

     The appointment of Ernst & Young LLP as auditors for the year ended December 31, 1997 was ratified (1,117,023 "for"). At a Board of Directors meeting held directly following the annual meeting, Mr. Donald C. MacMartin was elected as Chairman of the Board of Directors.

     On March 17, 1997, the Company held a special meeting of shareholders. 1,377,981 shares, a quorum, were represented in person or by proxy. The following matters were acted on by shareholders:

     1. A proposal to approve the Asset Purchase Agreement dated as of November 12, 1996, as amended (the "Purchase Agreement"), by and among the Company, 3290441 Canada Inc., a wholly owned and newly formed Canadian subsidiary of the Company ("Sub"), and G.H. Wood + Wyant Inc., the holder of a majority of the outstanding shares of the Company's Common Stock, pursuant to which Sub would acquire the business and all operating assets and assume the operating liabilities of G.H. Wood + Wyant Inc. upon the terms and conditions set forth in the Purchase Agreement. The proposed Acquisition and the related transactions provided for in the Purchase Agreement were ratified (1,065,269 "for").

     2. A proposal to approve the 1997 Stock Incentive Plan, to allow the Company to grant incentives to directors, key employees and consultants in the form of options, stock appreciation rights, restricted stock and other performance awards. An aggregate of 300,000 shares of Company common stock is available under the plan. The Plan was ratified (1,075,735 "for").

     3. A proposal to amend the Company's Certificate of Incorporation to change the name to Wyant Corporation from Hosposable Products, Inc. The proposal was ratified (1,364,100 "for").

     4. A proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock par value $0.01 per share from 3,000,000 shares to 6,000,000 shares. The proposal was ratified (1,356,927 "for").

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

PRINCIPAL MARKET AND SALES PRICES

     The Company's Common Stock is traded on the NASDAQ National Market. The sales highs and lows during each quarter of the last three fiscal years are as follows:

                                                                 HIGH        LOW
                                                                -------    -------
1995
  1st Quarter...............................................      7 3/4      5 1/2
  2nd Quarter...............................................      7 5/8       5
  3rd Quarter...............................................      8 1/4       4
  4th Quarter...............................................      8 3/4      6 3/4
1996
  1st Quarter...............................................       7          5
  2nd Quarter...............................................      8 1/4       7
  3rd Quarter...............................................      8 1/4      4 5/8
  4th Quarter...............................................      5 1/2      4 1/2
1997
  1st Quarter...............................................      5 3/4      4 1/2
  2nd Quarter...............................................      5 1/4      4 1/4
  3rd Quarter...............................................      6 1/2      3 1/2
  4th Quarter...............................................       7         5 1/2

     On August 8, 1997 the Corporation sold 11,200 shares of Common Stock held in treasury to the Chairman of the Board, President and Chief Executive Officer for a total consideration of $49,000.

     The number of holders of the Company's Common Stock as at March 18, 1998, was approximately 800 based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

     The Company has never paid a cash dividend on its common shares, and does not anticipate doing so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31
                                       ---------------------------------------------------------
                                         1997        1996        1995        1994        1993
                                       ---------   ---------   ---------   ---------   ---------
                                                                           Unaudited   Unaudited
                                               (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Sales................................  $  91,220   $  92,845   $  91,355   $  86,120   $  87,330
Cost of sales........................     62,200      63,530      62,113      58,356      56,375
                                       ---------   ---------   ---------   ---------   ---------
Gross profit.........................     29,020      29,315      29,242      27,764      30,955
Selling, general and administrative
  expenses...........................     26,851      27,214      26,141      26,887      31,612
Amortization.........................        567         631         650         766         783
Non-recurring items..................         --         550       1,808          61          --
Interest expense.....................        968         751       1,064       1,060       1,053
Other income.........................       (295)       (323)       (265)       (397)       (222)
                                       ---------   ---------   ---------   ---------   ---------
                                          28,091      28,823      29,398      28,377      33,226
Income (loss) before income taxes and
  extraordinary gain.................        929         492        (156)       (613)     (2,271)
Income tax expense (benefit).........        511         348        (250)         91        (740)
                                       ---------   ---------   ---------   ---------   ---------
Income (loss) before extraordinary
  gain...............................        418         144          94        (704)     (1,531)
Extraordinary gain, net of income
  taxes..............................         92          --          --          --          --
                                       ---------   ---------   ---------   ---------   ---------
Net income (loss)....................        510         144          94        (704)     (1,531)
Dividends and accretion of
  mandatorily redeemable preferred
  shares.............................        191          --          --          --          --
                                       ---------   ---------   ---------   ---------   ---------
Net income (loss) attributable to
  common shares......................  $     319   $     144   $      94   $    (704)  $  (1,531)
                                       =========   =========   =========   =========   =========
Per common share
Basic
  Income (loss) before extraordinary
     gain............................  $    0.09   $    0.05   $    0.03   $   (0.26)  $   (0.57)
  Net income (loss)..................  $    0.12   $    0.05   $    0.03   $   (0.26)  $   (0.57)
Diluted
  Income (loss) before extraordinary
     gain............................  $    0.09   $    0.05   $    0.03   $   (0.26)  $   (0.57)
  Net income (loss)..................  $    0.12   $    0.05   $    0.03   $   (0.26)  $   (0.57)
Weighted average number of common
  shares outstanding.................  2,697,907   2,692,476   2,692,476   2,691,906   2,704,158

                                                            AT DECEMBER 31
                                       ---------------------------------------------------------
                                         1997        1996        1995        1994        1993
                                       ---------   ---------   ---------   ---------   ---------
                                                               Unaudited   Unaudited   Unaudited
BALANCE SHEET DATA:
Working capital......................  $   2,759   $   5,627   $  10,793   $  11,202   $   3,611
Total assets.........................     43,833      45,572      46,472      46,107      51,281
Long-term obligations (excluding
  current maturities)................      5,548      10,187      10,235      12,355      15,615
Redeemable preferred shares..........      4,930       2,268       2,268       2,268       2,268
Cash Dividends declared per common
  share..............................         --          --          --          --          --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

INTRODUCTION

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes. (See Item 14).

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     SALES: Sales for the year ended December 31, 1997 declined by $1,625,559 or 1.75% to $91,219,621 from the level of $92,845,180 in the year 1996, after eliminating inter-segment sales, which increased to $7,738,864 in 1997 from $3,874,873 in 1996. Sales of the health care products segment were $31,324,702 in 1997, a reduction of $505,010 or 1.6% from the total of $31,829,712 in 1996.
The reduction resulted primarily from the loss of a major private label customer, the failure of a significant regional distributor and the reorganization of the sales force, all of which were partially offset by the sales derived from the new adult brief product line.

     Sales of the wiping products segment increased by $3,095,060 or 25.8% to $15,099,055 in 1997, from $12,003,995 in 1996. This improvement was the result of significantly higher sales of paper products and systems.

     Sales of the sanitation products segment were $52,534,728 in 1997, down by $351,618 or 0.7% from the 1996 sales of $52,886,346. This reduction resulted from the negative impact of a weaker Canadian dollar translation rate and lower selling prices for paper products, partially offset by higher sales volume of paper products and increased sales of sanitation products and equipment.

     COST OF SALES AND GROSS PROFIT: Gross profit of the health care products segment for 1997 was $5,151,798 or 16.4% of sales, compared with $4,875,297 or 15.3% of sales in 1996. The improved margin percentage was due to cost reductions and improved operating efficiencies. Gross profit of the wiping products segment was $2,699,437 or 17.9% of sales in 1997. In 1996 gross profit amounted to $2,447,344 or 20.4% of sales. The lower margin was the result of the significant increase in sales of paper products, which generate lower margins than the segment's other product lines.

     The sanitation products segment realized gross profit of $21,169,065 or 40.3% of sales in 1997, compared with $21,991,889 or 41.6% of sales in 1996. The margin reduction was primarily caused by the competitive pricing environment for paper products in 1997.

     SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses for 1997 totalled $26,850,337, a reduction of $363,626 from the 1996 level of $27,213,963. Expenses of the health care products segment were $6,172,413 in 1997, a decrease of $15,610 from the 1996 expense of $6,188,023.
In the wiping products segment, 1997 expenses amounted to $2,524,882, increasing by $417,929 or 19.8% over the 1996 expenses of $2,106,953. This resulted primarily from higher outward freight costs associated with the increased sales activity ($180,660) and related selling expense increases ($203,746). Expenses of the sanitation products segment declined by $765,945 in 1997 to $18,153,042, compared with the total of $18,918,987 in 1996. The reduction was primarily due to lower staffing levels in 1997 and the favorable impact of the weaker Canadian dollar translation rate, together with lower marketing and promotion expenses than in 1996, when a new product catalogue was produced. During 1997, the Company transferred its Ontario Distribution Center from a leased facility in Scarborough, Ontario to the company-owned facility at Pickering, Ontario. The Company is attempting to sublease the Scarborough facility and has provided approximately $238,000 at December 31, 1997 for related future costs.

     AMORTIZATION: Amortization amounted to $567,437 in 1997, a reduction of $63,469 from the 1996 level due to the relatively low level of capital spending in 1997.

     NON-RECURRING ITEMS: A charge of $549,805 was recorded in 1996 for expenses incurred in relation to the Wood Wyant acquisition which occurred in March 1997.

     INTEREST EXPENSE: Interest expense totalled $968,128 for 1997, an increase of $217,022 over the 1996 expense of $751,106, as the additional interest costs related to the debt used to finance the Wood Wyant acquisition more than offset the favorable impact of lower interest rates in 1997.

     OTHER INCOME: Other income for 1997 of $295,087 was $28,188 lower than in 1996. The decrease resulted from lower levels of interest income and gains on disposal of assets, partially offset by foreign exchange gains in Canada.

     INCOME BEFORE INCOME TAXES AND EXTRAORDINARY GAIN: Income before tax and extraordinary gain totalled $929,485 in 1997, an improvement of $437,460 over the 1996 amount of $492,025. The sanitation products and health care products segments improved by $326,224 and $282,660 respectively, while the wiping products segment declined by $171,424.

     INCOME TAXES: Income tax expense increased by $163,352 in 1997 to $510,987, reflecting primarily the higher pre-tax income in 1997.

     EXTRAORDINARY GAIN: An extraordinary gain of $91,958 or $0.03 per common share, net of tax of $47,372, was realized in 1997 on the refinancing of certain term debt.

     NET INCOME: Net income for 1997 amounted to $510,456, an improvement of $366,066 over the 1996 income of $144,390. After deducting dividends and accretion relating to the mandatorily redeemable preferred shares, the earnings amounted to $0.12 per common share in 1997, compared with $0.05 per common share in 1996.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     SALES: Sales for the year ended December 31, 1996 increased by $1,489,570 to $92,845,180 from the total of $91,355,610 in 1995, after eliminating intersegment sales, which increased to $3,874,873 in 1996 from $3,031,064 in 1995. Sales of the health care products segment declined by $707,007 or 2.2% to $31,829,712 in 1996, primarily due to lower sales volume of airlaid roll goods. Sales of the wiping products segment increased by $2,319,679 or 24.0% due to higher sales volume. Sales of the sanitation products segment at $52,886,346 were $720,709 higher than in 1995, as a result of increased sales of paper products and equipment, which more than offset a reduction in sales of chemical products.

     COST OF SALES AND GROSS PROFIT: Gross profit of the health care products segment for 1996 was $4,875,297 or 15.3% of sales, compared with $5,737,322 or 17.6% of sales in 1995. The decline in margin was due to downtime associated with the installation of equipment, together with operating inefficiencies. Gross profit of the wiping products segment amounted to $2,447,344 or 20.4% of sales in 1996, up from $1,743,275 or 18.0% of sales in 1995. The improved margin reflected the more efficient capacity utilization. For the sanitation products segment, gross profit in 1996 was $21,991,889 or 41.6% of sales, compared with $21,761,076 or 41.7% of sales in 1995.

     SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses for 1996 were $27,213,963, an increase of $1,072,430 over the 1995 level of $26,141,533. In the health care products segment, expenses of $6,188,023 in 1996 were $719,745 higher than in 1995, due to increased freight costs and professional and consulting fees. The level of expenses in the wiping products segment rose by $237,041 in 1996 to $2,106,953, primarily due to an increase of $213,594 in freight costs resulting from the higher sales volume. Expenses of the sanitation products segment were $18,918,987 in 1996, an increase of $155,645 over 1995.

     AMORTIZATION: Amortization amounted to $630,906 in 1996, a decrease of $19,152 from 1995.

     NON-RECURRING ITEMS: A charge of $549,805 was recorded in 1996 for expenses incurred for the proposed acquisition of the Canadian operations of G.H. Wood + Wyant Inc. In 1995, non-recurring expenses totalling $1,807,792 were incurred, comprising $1,059,304 for the termination of a supply agreement and $748,488 for the write-down of assets.

     INTEREST EXPENSE: Interest expense in 1996 amounted to $751,106, a reduction of $313,043 from the 1995 expense of $1,064,149 due primarily to the lower level of debt in 1996.

     OTHER INCOME: Other income increased by $57,849 in 1996 to $323,275, compared with $265,426 in 1995. The increase resulted in part from gains on disposal of assets, which were $26,319 higher than in 1995.

     INCOME BEFORE TAX: Income before tax amounted to $492,025 in 1996, an improvement of $648,458 over the pre-tax loss of $156,433 incurred in 1995. The health care products segment reported a loss before tax of $1,989,644 in 1996, compared with pre-tax income of $347,599 in 1995. For the wiping products segment, pre-tax results improved by $1,046,445 to an income of $326,558 in 1996. The sanitation products segment recorded an improvement of $1,939,256 in 1996, with pre-tax income of $2,155,111.

     INCOME TAXES: Income tax expense increased to $347,635 in 1996 from the tax recovery of $250,381 in 1995. The higher expense in 1996 reflected the income taxes on the improved pre-tax results. In 1995, the tax recovery included an amount of $174,122 reflecting the tax benefit of prior year losses carried forward in Canada.

     NET INCOME: Net income for 1996 was $144,390, an increase of $50,442 over the 1995 net income of $93,948. Earnings per common share were $0.05 in 1996, compared with $0.03 per common share in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and capital resources of the Company's United States operations -- the Wyant Health Care Division and IFC Disposables, Inc. -- are discussed together, while the Canadian operations (Wood Wyant Inc.) are discussed separately, as each is self-financing and has separate banking facilities.

U.S. OPERATIONS

     A total of $1,414,494 of cash was utilized during 1997. Working capital increased by $976,515 during the year, primarily due to a reduction in accounts payable and accrued expenses ($635,381) and increases in accounts receivable ($985,434) and prepaid expenses ($176,440), all of which were partially offset by a reduction in inventories of $692,112. The higher accounts receivable reflected, in part, the growth in sales of paper products and systems at IFC, while the reduction to inventories resulted from a planned decrease in inventory levels at Wyant Health Care, partially offset by higher inventories at IFC to support the increased sales. Capital expenditures in 1997 amounted to $887,053. The Company borrowed $4,000,000 on March 18, 1997 from First Union National Bank, of which $3,667,033 was utilized to finance the Wood Wyant acquisition. On November 18, 1997, the Company obtained a secured line of credit with Congress Financial Corporation of $13,000,000. This facility was used to repay all amounts then owing to First Union totalling $5,034,524 and also guarantees the balance outstanding under the loan agreement with the New Jersey Economic Development Authority, which at December 31, 1997 amounted to $3,940,000. Debt repayments during 1997, other than the First Union repayment referred to above, amounted to $894,157. The 11,200 shares of common stock held in treasury were sold on August 8, 1997 for proceeds of $49,000. Marketable securities of $446,812 were also sold during 1997.

     Management believes that future operating cash flows, together with borrowing available under the new credit facility, will enable the Company to meet its ongoing cash requirements, including repayments of term debt and cash required for capital asset additions.

CANADIAN OPERATIONS

     Cash utilized during 1997 amounted to $911,368. Cash generated from operations, net of a working capital increase of $347,005, amounted to $1,439,846. The working capital increase resulted from an increase in accounts receivable ($1,237,836) together with a decrease in accounts payable of $1,218,311, which were largely offset by lower inventories ($1,054,389) and prepaid expenses ($402,172) and an increase in income taxes payable of $652,581. The accounts receivable increase was due primarily to the impact of a postal strike in Canada in late-1997, together with the increased receivables resulting from the expanded sales of paper products to IFC. Capital expenditures in 1997 amounted to $991,126. In September 1997, the Company obtained a revolving credit facility of $2,097,169 (Cdn $3,000,000) with the Bank of Nova Scotia. The Company utilized this facility to repay two outstanding term loans totalling $1,122,508 (Cdn $1,554,000). The balance is available to finance future capital expenditures. As at December 31, 1997 the available balance was $960,294. The Company also has a secured revolving line of credit in Canada of $4,194,338 (Cdn $6,000,000). As at December 31, 1997, the available balance was approximately $2,000,000. In September 1997, the Company entered into an agreement to lease computer equipment to a maximum value of $1,398,113 (Cdn $2,000,000). As at December 31, 1997 approximately $618,000 was available under this facility. Principal repayments of debt during 1997, in addition to the above repayment of term loans of $1,122,508, amounted to $1,234,770.

     Management believes that future operating cash flows and the unused balance available under existing credit facilities will be sufficient to meet its ongoing operating cash requirements, to repay the term debt as it becomes due and to meet cash requirements for capital asset additions.

BACKLOG, IMPACT OF INFLATION, SEASONALITY

     The Company attempts to maintain sufficient inventory levels for all products to allow shipment against most orders for health care products within a three week period, for wiping products within a one week period and next day for core stocking items of the Company's sanitation products. To some extent, however, certain components must be inventoried further in advance of actual orders to ensure availability. For the most part, purchases are based upon quarterly requirements as projected after calculating sales indications from the sales and marketing departments.

     The Company's products are not subject to significant seasonal influences.

     Because its products are sold to distributors and wholesale and retail outlets throughout the United States and to distributors and end-users in Canada, the Company is affected by general economic conditions. Accordingly, any adverse change in the economic climate may have an adverse impact on the Company's sales and financial condition.

YEAR 2000

     The Wyant Health Care division has installed software which has been operating since July 1996 and which is Year 2000 compliant. Wood Wyant Inc. is currently in the process of installing new software which also is Year 2000 compliant and expects that this will be operational in the third quarter of 1998. The total cost of purchasing and installing this software is estimated to be $1,747,641 (Cdn $2,500,000) and will be financed through lease facilities established with the Bank of Nova Scotia. With respect to IFC Disposables, Inc., the Company expects to integrate the IFC operations into the Wood Wyant software system and does not anticipate that the cost of doing so will be material.

     The Company does not know the state of preparedness for Year 2000 issues at all of its customers. However, no single customer exceeds 5% of consolidated sales and therefore the Company faces only a broad based risk if many customers are unable to use information systems necessary to place orders for Company products.

     The Company also does not know the state of preparedness for Year 2000 issues at all of its suppliers. However, all of the companies' raw materials are widely available and the Company is not dependent on any one supplier, or any one group of suppliers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Information as required for this Item 10 is incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders (the "1998 Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

     Information as required in respect of this Item 11 is incorporated by reference to the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as required in respect of this Item 12 is incorporated by reference to the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information as required in respect of this Item 13 is incorporated by reference to the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following Financial Statements are included in Item 8.

       Reports of Independent Auditors..........................   F-1
       Consolidated Balance Sheet as at December 31, 1997 and
         1996...................................................   F-3
       Consolidated Statement of Operations for the years ended
         December 31, 1997, 1996 and 1995.......................   F-4
       Consolidated Statement of Stockholders' Equity for the
         years ended December 31, 1997, 1996 and 1995...........   F-5
       Consolidated Statement of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995.......................   F-6
       Notes to Consolidated Financial Statements...............   F-7

    2. Financial Statement Schedules.
       Schedule II -- Valuation and Qualifying Accounts.........  F-23

     All other schedules are omitted because they are not applicable or not required, or the applicable information is shown in the Consolidated Financial Statements or in notes thereto.

    3. Exhibits

     The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

    EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
    -----------                     ----------------------
        3.1      Articles of Incorporation and Amendments thereof (with the exception of Exhibit 3.2 below) and By-Laws are incorporated by reference. They were filed as exhibits with the Company's
                 February 2, 1984 and January 7, 1987 Registration Statements
                 and the Registrant's Proxy Statement filed May 30, 1990.

        3.2 Certificate of Amendment of the Articles of Incorporation dated March 18, 1997 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated by reference thereto.

       10.1      The 1991 Stock Option Plan filed with the Company's 1994
                 Proxy Statement is incorporated by reference thereto.

       10.2      The 1997 Stock Incentive Plan filed with the Company's Form
                 S-8 on March 19, 1997 is incorporated by reference thereto.

       10.3      Loan and Security Agreement between Congress Financial
                 Corporation and Wyant Corporation, IFC Disposables, Inc. and
                 Bridgewater Manufacturing Corp. dated November 18, 1997.

       10.4 Credit facilities agreement between the Bank of Nova Scotia and Wood Wyant Inc. dated September 30, 1997.

    EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
    -----------                     ----------------------
       10.5      Employment Agreement dated November 11, 1996 between James
                 A. Wyant and Wood Wyant Inc. (successor to G.H. Wood + Wyant
                 Inc.), as amended.

       10.6      Retirement Arrangement Agreement dated June 27, 1994 between
                 Wood Wyant Inc. (successor to G.H. Wood + Wyant Inc.) and
                 Donald C. MacMartin.

       21.1      Subsidiaries.

(b) Reports on Form 8-K

     No current reports on Form 8-K have been filed during the quarter ended December 31, 1997.

     Shareholders may obtain a copy of any exhibit not filed herewith by writing to Wyant Corporation, P.O. Box 8609, Somerville, New Jersey 08876.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WYANT CORPORATION

                                                     /s/  D.C. MACMARTIN
                                          By:
                                          --------------------------------------

                                            D.C. MacMartin
                                            Chairman of the Board,
                                            President and Chief Executive
                                              Officer
                                            (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the named persons in the indicated capacities and on the indicated dates.

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
             /s/ D.C. MACMARTIN                Chairman of the Board,               March 19, 1998
---------------------------------------------  President and Chief Executive
               D.C. MacMartin                  Officer
                                               (Principal Executive Officer)

               /s/ J.A. WYANT                  Vice-Chairman of the Board and       March 19, 1998
---------------------------------------------  Corporate Secretary
                 J.A. Wyant

              /s/ M. A. D'AMOUR                Vice President,                      March 19, 1998
---------------------------------------------  Chief Financial Officer and
                M. A. D'Amour                  Treasurer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

               /s/ R.E. BRIGGS                 Director and President,              March 19, 1998
---------------------------------------------  Wyant Health Care
                 R.E. Briggs

              /s/ R. J. CHARLES                Director                             March 19, 1998
---------------------------------------------
                R. J. Charles

              /s/ T.R.M. DAVIS                 Director                             March 19, 1998
---------------------------------------------
                T.R.M. Davis

              /s/ N.A. GALLOPO                 Director                             March 19, 1998
---------------------------------------------
                N.A. Gallopo

               /s/ J.B. WIGHT                  Director                             March 19, 1998
---------------------------------------------
                 J.B. Wight

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
  WYANT CORPORATION (formerly Hosposable Products, Inc.)

     We have audited the accompanying consolidated balance sheet of Wyant Corporation (formerly Hosposable Products, Inc.) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wyant Corporation at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We previously audited and reported on the consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows of The Canadian Operations of G.H. Wood + Wyant Inc. and Subsidiaries for the years ended December 31, 1996 and 1995, prior to their restatement for the 1997 transaction more fully described in Note 2. The contribution of G.H. Wood + Wyant Inc. and Subsidiaries to total assets, revenues and expenses represented 46.9%, 56.9% and 68.8% and 48.8%, 57.1% and 73.3% of the respective restated totals for 1996 and 1995, respectively. Financial statements of the other pooled company included in the 1996 and 1995 restated consolidated statements were audited and reported on separately by other auditors. We also have audited, as to combination only, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995, after restatement for the 1997 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 2 to the consolidated financial statements.

Princeton, New Jersey
February 13, 1998                                              ERNST & YOUNG LLP

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

                                                             ARTHUR ANDERSEN LLP
New York, New York
February 11, 1997 (except with respect
to matters discussed in Note 13 as to
which the date is March 18, 1997)

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

                           CONSOLIDATED BALANCE SHEET

                               AS AT DECEMBER 31

                                                                   1997          1996
                                                                    $             $
                                                                ----------    ----------
                                                                              (Restated)
                                         ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................       156,131     1,570,625
Marketable securities (note 3)..............................            --       446,812
Receivables (note 4)........................................    12,920,004    11,299,555
Inventories (note 5)........................................     8,245,125    10,012,033
Other.......................................................     1,782,667     1,790,300
                                                                ----------    ----------
TOTAL CURRENT ASSETS........................................    23,103,927    25,119,325
                                                                ----------    ----------
Property, plant and equipment, net of accumulated
  depreciation and amortization of $17,676,929 (1996 --
  $16,675,648) (notes 6 & 8)................................    19,318,814    19,281,210
Other assets (note 7).......................................     1,410,142     1,171,546
                                                                ----------    ----------
Total assets................................................    43,832,883    45,572,081
                                                                ==========    ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness...........................................     2,204,719     1,293,351
Committed revolving credit facility (note 8)................     5,880,748            --
Accounts payable............................................     7,172,023     9,240,741
Accrued expenses............................................     2,495,027     2,903,229
Income taxes payable........................................     1,252,988       280,727
Current portion of long-term debt (note 8)..................       789,035     2,106,873
Current portion of preferred stock of subsidiary (note 2)...       550,084            --
Dividend payable............................................            --     3,667,033
                                                                ----------    ----------
TOTAL CURRENT LIABILITIES...................................    20,344,624    19,491,954
                                                                ----------    ----------
Long-term debt, excluding current portion (note 8)..........     5,548,021    10,186,656
Preferred stock of subsidiary (note 2)......................     4,379,527     2,267,900
Deferred income taxes (note 9)..............................     1,780,726     1,813,889

Commitments (note 14)

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, authorized 6,000,000
  shares; issued and issuable 2,703,676 in 1997 and 1996....        27,037        27,037
Additional paid-in capital..................................     6,806,867     6,789,397
Retained earnings...........................................     5,112,006     4,999,823
Cumulative translation adjustment...........................      (165,925)       26,955
                                                                ----------    ----------
                                                                11,779,985    11,843,212
Less: Cost of 11,200 shares of common stock held in treasury
  in 1996...................................................            --        31,530
                                                                ----------    ----------
TOTAL STOCKHOLDERS' EQUITY..................................    11,779,985    11,811,682
                                                                ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    43,832,883    45,572,081
                                                                ==========    ==========

                             See accompanying notes

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                             YEAR ENDED DECEMBER 31

                                                            1997          1996          1995
                                                             $             $             $
                                                         ----------    ----------    ----------
                                                                       (Restated)    (Restated)
NET SALES............................................    91,219,621    92,845,180    91,355,610
Cost of sales........................................    62,199,321    63,530,650    62,113,937
                                                         ----------    ----------    ----------
Gross profit.........................................    29,020,300    29,314,530    29,241,673
                                                         ----------    ----------    ----------
EXPENSES
Selling..............................................    14,941,765    14,882,849    14,117,843
General and administration...........................    11,908,572    12,331,114    12,023,690
Amortization.........................................       567,437       630,906       650,058
Non-recurring items (note 11)........................            --       549,805     1,807,792
Interest expense.....................................       968,128       751,106     1,064,149
Other income (note 12)...............................      (295,087)     (323,275)     (265,426)
                                                         ----------    ----------    ----------
                                                         28,090,815    28,822,505    29,398,106
                                                         ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY GAIN.................................       929,485       492,025      (156,433)
Income tax expense (benefit) (note 9)................       510,987       347,635      (250,381)
                                                         ----------    ----------    ----------
Income before extraordinary gain.....................       418,498       144,390        93,948
Extraordinary gain, net of income taxes (note 13)....        91,958            --            --
                                                         ----------    ----------    ----------
NET INCOME...........................................       510,456       144,390        93,948
Dividends and accretion of mandatorily redeemable
  preferred stock....................................       191,746            --            --
                                                         ----------    ----------    ----------
Net income attributable to common shares.............       318,710       144,390        93,948
                                                         ==========    ==========    ==========
Per common share (note 15)
BASIC
Income before extraordinary gain.....................          0.09          0.05          0.03
Extraordinary gain...................................          0.03            --            --
Net income...........................................          0.12          0.05          0.03
DILUTED
Income before extraordinary gain.....................          0.09          0.05          0.03
Extraordinary gain...................................          0.03            --            --
Net income...........................................          0.12          0.05          0.03

                             See accompanying notes

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             YEAR ENDED DECEMBER 31

                                                         1997           1996           1995
                                                      -----------    -----------    -----------
                                                                     (Restated)     (Restated)
COMMON STOCK AT PAR VALUE.........................    $    27,037    $    27,037    $    27,037
                                                      -----------    -----------    -----------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year......................      6,789,397      6,789,397      6,789,397
Gain on sale of treasury stock....................         17,470             --             --
                                                      -----------    -----------    -----------
BALANCE AT END OF YEAR............................      6,806,867      6,789,397      6,789,397
                                                      -----------    -----------    -----------
RETAINED EARNINGS
Balance at beginning of year......................      4,999,823      5,390,064      5,656,620
Net income........................................        510,456        144,390         93,948
Dividends declared................................       (125,746)            --             --
Accretion.........................................        (66,000)            --             --
Distribution to minority shareholders.............       (206,527)      (534,631)      (360,504)
                                                      -----------    -----------    -----------
BALANCE AT END OF YEAR............................      5,112,006      4,999,823      5,390,064
                                                      -----------    -----------    -----------
CUMULATIVE TRANSLATION ADJUSTMENTS................       (165,925)        26,955         72,146
                                                      -----------    -----------    -----------
TREASURY STOCK
Balance at beginning of year......................        (31,530)       (31,530)       (31,530)
Treasury stock sold, at cost......................         31,530             --             --
                                                      -----------    -----------    -----------
BALANCE AT END OF YEAR............................             --        (31,530)       (31,530)
                                                      -----------    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY........................    $11,779,985    $11,811,682    $12,247,114
                                                      ===========    ===========    ===========
COMMON SHARES
Number issued.....................................      1,703,676      1,703,676      1,703,676
TREASURY STOCK
Held at beginning of year.........................        (11,200)       (11,200)       (11,200)
Sold during the year..............................         11,200             --             --
                                                      -----------    -----------    -----------
HELD AT END OF YEAR...............................             --        (11,200)       (11,200)
                                                      -----------    -----------    -----------
COMMON SHARES ISSUED AND OUTSTANDING..............      1,703,676      1,692,476      1,692,476
COMMON SHARES ISSUABLE UPON CONVERSION OF
  EXCHANGEABLE SHARES (NOTE 2)....................      1,000,000      1,000,000      1,000,000
                                                      -----------    -----------    -----------
COMMON SHARES ISSUED, ISSUABLE AND OUTSTANDING....      2,703,676      2,692,476      2,692,476
                                                      ===========    ===========    ===========

                             See accompanying notes

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             YEAR ENDED DECEMBER 31

                                                            1997          1996          1995
                                                             $             $             $
                                                         ----------    ----------    ----------
                                                                       (Restated)    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................       510,456       144,390        93,948
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization........................     1,652,720     1,846,038     1,938,223
Gain on sale of fixed assets.........................       (28,470)     (122,810)      (96,491)
Deferred income tax expense (benefit)................       (25,823)      814,027      (260,004)
Deferred pension costs...............................       (92,177)      (13,200)      (35,480)
Decrease (increase) in deferred charges..............      (320,234)           --        29,947
Write-down of assets.................................            --            --       748,488
Decrease (increase) in working capital...............    (1,323,520)     (124,158)    3,291,091
Increase (decrease) in other liabilities.............            --      (100,000)      100,000
                                                         ----------    ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES............       372,952     2,444,287     5,809,722
                                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.................................    (1,878,179)   (3,940,838)   (1,867,384)
Cash proceeds from sale of fixed assets..............        35,628       236,188       401,797
Sale of marketable securities........................       446,812     1,488,783     1,049,936
Purchase of marketable securities....................            --      (573,362)           --
                                                         ----------    ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES................    (1,395,739)   (2,789,229)     (415,651)
                                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Committed revolving credit facility..................     5,880,748            --            --
Repayment of long-term debt..........................    (8,285,959)   (2,416,431)   (1,927,156)
Increase in long-term debt...........................     5,242,507     2,233,353            --
Distribution to minority shareholders................      (206,527)     (534,631)     (360,504)
Sale of treasury stock...............................        49,000            --            --
Dividends paid.......................................      (125,746)           --            --
Increase (decrease) in bank indebtedness.............       911,368      (481,598)     (911,414)
Distribution to G.H. Wood + Wyant Inc. shareholders
  (note 2)...........................................    (3,667,033)           --            --
Decrease (increase) in acquisition escrow fund.......        (4,428)      251,673       712,737
                                                         ----------    ----------    ----------
NET CASH USED IN FINANCING ACTIVITIES................      (206,070)     (947,634)   (2,486,337)
                                                         ----------    ----------    ----------
Effect of exchange rate changes on cash..............      (185,637)      (56,268)      (13,443)
Net increase (decrease) in cash and cash
  equivalents........................................    (1,414,494)   (1,348,844)    2,894,291
Cash and cash equivalents, beginning of year.........     1,570,625     2,919,469        25,178
                                                         ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, END OF YEAR...............       156,131     1,570,625     2,919,469
                                                         ==========    ==========    ==========
DECREASE (INCREASE) IN WORKING CAPITAL
Decrease (increase) in accounts receivable...........    (1,620,449)      950,216      (607,563)
Decrease (increase) in inventories...................     1,766,908      (145,196)      500,426
Decrease (increase) in other current assets..........        34,680      (181,957)      395,351
Increase (decrease) in accounts payable and accrued
  liabilities........................................    (2,476,920)   (1,027,948)    3,002,877
Increase in income taxes payable.....................       972,261       280,727            --
                                                         ----------    ----------    ----------
                                                         (1,323,520)     (124,158)    3,291,091
                                                         ----------    ----------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the year for
  Interest...........................................       753,192       735,620     1,037,543
  Income taxes.......................................      (216,376)     (300,690)      293,023
                                                         ----------    ----------    ----------

                             See accompanying notes

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Wyant Corporation (formerly Hosposable Products, Inc.), a New York corporation incorporated in 1971 (the "Corporation"), operates the following wholly owned subsidiaries: Bridgewater Manufacturing Corp., a New Jersey corporation ("Bridgewater"), IFC Disposables, Inc., a Tennessee corporation ("IFC") and Wood Wyant Inc. (formerly 3290441 Canada Inc.), a Canadian corporation ("Wood Wyant"). Through its Wyant Health Care division it manufactures and distributes adult incontinent products, including disposable underpads and adult briefs. IFC manufactures and distributes disposable wipers and sanitary paper products and systems. Wyant Health Care and IFC products are sold primarily in domestic markets. Wood Wyant manufactures and distributes sanitation products and systems to commercial and institutional markets in Canada.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, Bridgewater, IFC and Wood Wyant (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

UTILIZATION OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

EARNINGS PER SHARE

     Basic earnings per share are calculated using the weighted average number of shares outstanding during the period. Contingently issuable shares are considered outstanding common shares and included in the calculation of basic earnings per share only when there is no circumstance under which these shares would not be issued.

     Diluted earnings per share are calculated taking into consideration the effect of the potential exercise of stock options.

INVENTORIES

     Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation and amortization of property, plant and equipment in the United States is provided utilizing the straight-line method over the estimated useful lives of the respective assets ranging from 5 to 30 years; in Canada, the declining balance method is used, with rates ranging from 5% to 20% per year. Leasehold improvements are amortized on a straight-line basis over the term of the related leases or the estimated useful life, whichever is shorter. Patents and trademarks are amortized on a straight-line basis over periods from 5 to 17 years.

GOODWILL

     Goodwill is amortized on a straight-line basis over periods not exceeding 40 years. The Company periodically reviews goodwill for possible impairment, which would be recognized if a permanent decline in value has occurred.

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No.25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options awarded to employees and directors is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

     As required, the Company has adopted SFAS No.123 to account for stock-based compensation awards to outside consultants and affiliates. Accordingly, compensation costs for stock option awards to outside consultants and affiliates are measured at the date of grant based on the fair value of the award using the Black-Scholes option pricing model.

INCOME TAXES

     The Company files a consolidated federal income tax return for its United States companies. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Deferred income taxes result primarily from differences between financial and tax reporting of depreciation.

FOREIGN CURRENCY TRANSLATION

     The Corporation translates the accounts of its self-sustaining foreign subsidiary, Wood Wyant, using the current rate method whereby the assets and liabilities of the foreign subsidiary are translated into U.S. dollars at rates of exchange prevailing at the year-end. Exchange gains and losses arising from these translations are deferred and included as a separate component of stockholders' equity on the consolidated balance sheet ("Cumulative Translation Adjustment"). Revenue and expense items are translated at average rates of exchange prevailing during the year.

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

ACCOUNTING PRONOUNCEMENTS

     FAS 130, "Reporting Comprehensive Income," was issued in June 1997 and is effective for the Company's 1998 fiscal year. This statement requires the reporting of comprehensive income as part of a full set of financial statements. There is not expected to be any material effect on the Company's consolidated financial position or operating results as a result of the adoption of this pronouncement.

2.   ACQUISITION

     On March 18, 1997 the Corporation, through a wholly owned subsidiary, Wood Wyant Inc., purchased the Canadian operations of G.H. Wood + Wyant Inc. for (i) cash consideration of Cdn $5,000,000 (US $3,667,033), (ii) a promissory note ("the Note") in the amount of Cdn $4,068,951 (US $2,961,606) having a fair value of US $2,798,794, (iii) 3,800,000 shares of Class B Preferred Stock of Wood Wyant Inc. having a liquidation preference of Cdn $3,800,000 (US $2,765,849) and a fair value of US $2,267,900, and (iv) 1,000,000 shares of Class E Preferred Stock of Wood Wyant Inc. having a liquidation preference per share of one share of Wyant Corporation Common Stock. The fair value of Class E Preferred shares at March 18, 1997 was US $5,000,000. These Class E Preferred shares are recorded at par value of $10,000 in Wyant Corporation Common Stock and $4,990,000 in additional paid-in capital. Each Class E Preferred share is exchangeable by the holder at any time for one share of Wyant Corporation Common Stock.

     The transaction represents a combination of entities under common control and has been accounted for in a manner similar to a pooling of interests. Accordingly, the comparative figures in these financial statements have been restated to retroactively reflect the financial information of the combined entities. The excess of the fair value of the consideration paid of US $13,733,727 over the book value of the net assets acquired of US $8,638,875 (Cdn $11,868,951) is considered a deemed dividend for accounting purposes, which reduces the additional paid-in capital by US $5,094,852. The Note, which yielded interest at 6% per annum, was exchanged on August 29, 1997 for shares of Class A Preferred Stock of Wood Wyant Inc. on the basis of one share for each Cdn $1.00 of unpaid principal amount of the Note.

     The Class A and B Preferred shares entitle holders to fixed cumulative preferential dividends at the rate of 4% and 3.999999%, respectively, of their redemption price of $1.00 Cdn per share and are mandatorily redeemable in ten consecutive annual tranches, each equal to 10% of their combined redemption value, commencing on January 3, 1998. No Class B Preferred shares shall be redeemed until all Class A Preferred shares have been redeemed. The Class E Preferred shares entitle holders to receive dividends on a pro-rata basis equivalent to dividends declared to the Corporation's common stockholders.

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

     Included in the consolidated statement of operations for the three years ended December 31, 1997 are the following results of the previously separate companies for periods prior to the transaction date.

                                                         CANADIAN
                                                       OPERATIONS OF
                                                        G.H. WOOD +       HOSPOSABLE
                                                        WYANT INC.      PRODUCTS, INC.    CONSOLIDATED
                                                             $                $                $
                                                       -------------    --------------    ------------
UNAUDITED
1997
Revenue from external customers....................      12,287,019        9,842,579       22,129,598
Inter Company revenues.............................         726,293          116,675          842,968
Net income (loss)..................................         474,869         (651,354)        (176,485)
                                                         ----------       ----------       ----------
UNAUDITED
1996
Revenue from external customers....................      50,835,445       42,009,735       92,845,180
Inter Company revenues.............................       2,050,901          283,898        2,334,799
Net income (loss)..................................       1,199,580       (1,055,190)         144,390
                                                         ----------       ----------       ----------
UNAUDITED
1995
Revenue from external customers....................      51,096,805       40,258,805       91,355,610
Inter Company revenues.............................       1,068,832          221,933        1,290,765
Net income (loss)..................................         303,154         (209,206)          93,948
                                                         ----------       ----------       ----------

3.   MARKETABLE SECURITIES

     Marketable securities at December 31 consisted of:

                                                                   1997          1996
                                                                    $             $
                                                                ----------    ----------
Municipal bonds.............................................            --       200,156
Corporate bonds.............................................            --       246,656
                                                                ----------    ----------
                                                                        --       446,812
                                                                ==========    ==========

     As at December 31, 1996, all marketable securities were classified as available for sale. These securities are stated at market value. As cost approximates market value, any gross unrealized holding gains and losses were immaterial to the financial statements.

4.   RECEIVABLES

                                                                   1997          1996
                                                                    $             $
                                                                ----------    ----------
Trade.......................................................    12,854,131    11,717,573
Less allowance for doubtful accounts........................       571,655       556,077
                                                                ----------    ----------
                                                                12,282,476    11,161,496
Other.......................................................       637,528       138,059
                                                                ----------    ----------
                                                                12,920,004    11,299,555
                                                                ==========    ==========

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

5.   INVENTORIES

                                                                   1997          1996
                                                                    $             $
                                                                ----------    ----------
Raw materials...............................................     3,016,029     4,004,172
Finished goods..............................................     5,229,096     6,007,861
                                                                ----------    ----------
                                                                 8,245,125    10,012,033
                                                                ==========    ==========

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 consisted of the following:

                                                                      ACCUMULATED
                                                                      DEPRECIATION       NET BOOK
                                                         COST       AND AMORTIZATION      VALUE
                                                          $                $                $
                                                      ----------    ----------------    ----------
1997
Land..............................................     1,000,991               --        1,000,991
Buildings and improvements........................     7,010,945        1,662,601        5,348,344
Machinery and equipment...........................    22,002,098       11,482,533       10,519,565
Computer equipment................................     1,567,487        1,385,706          181,781
Furniture, fixtures and equipment.................     3,134,014        2,370,935          763,079
Leasehold improvements............................       942,052          439,970          502,082
Patents and trademarks............................     1,338,156          335,184        1,002,972
                                                      ----------       ----------       ----------
                                                      36,995,743       17,676,929       19,318,814
                                                      ==========       ==========       ==========
1996
Land..............................................     1,027,917               --        1,027,917
Buildings and improvements........................     6,978,551        1,495,478        5,483,073
Machinery and equipment...........................    21,480,614       10,869,987       10,610,627
Computer equipment................................     1,617,245        1,370,840          246,405
Furniture, fixtures and equipment.................     3,044,688        2,214,995          829,693
Leasehold improvements............................       785,725          481,630          304,095
Patents and trademarks............................     1,022,118          242,718          779,400
                                                      ----------       ----------       ----------
                                                      35,956,858       16,675,648       19,281,210
                                                      ==========       ==========       ==========

     Depreciation and amortization expense amounted to $1,484,756, $1,708,622 and $1,801,708 in 1997, 1996 and 1995, respectively.

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

7.   OTHER ASSETS

                                                                  1997         1996
                                                                    $            $
                                                                ---------    ---------
Goodwill, at cost...........................................      916,925      956,997
Accumulated amortization....................................      654,946      546,855
                                                                ---------    ---------
Net book value..............................................      261,979      410,142
Deferred pension costs......................................      484,586      410,915
Acquisition escrow fund.....................................      100,101       95,673
Deferred charges............................................      563,476      254,816
                                                                ---------    ---------
                                                                1,410,142    1,171,546
                                                                =========    =========

     Amortization expense amounted to $167,964, $137,416 and $136,515 in 1997, 1996 and 1995, respectively.

8.   LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:

                                                                   1997          1996
                                                                    $             $
                                                                ----------    ----------
WYANT CORPORATION
  Authority Bonds (a).......................................     3,940,000     4,305,000
  Notes payable (b).........................................            --     1,463,681
  Other.....................................................        20,000            --
                                                                ----------    ----------
                                                                 3,960,000     5,768,681
  Less: Unamortized discount on Authority bonds.............        10,131        12,663
                                                                ----------    ----------
                                                                 3,949,869     5,756,018
WOOD WYANT INC.
  Term loan repayable in monthly instalments of Cdn $20,476
     plus interest at prime plus 0.75% (prime at December
     31, 1997 -- 6%) maturing October 1, 2001. Principal
     amount Cdn $1,938,571 (December 31, 1996 --
     $2,184,285)............................................     1,355,170     1,593,671
  Revolving credit facility (Cdn $1,476,300) (d)............     1,032,017            --
  Term loan repayable in monthly instalments of Cdn $126,000 plus interest at prime plus 0.75%, maturing May 31,
     1998 (principal amount December 31, 1996 -- Cdn
     $2,108,000)  (d).......................................            --     1,538,013
  Term loan repayable in monthly instalments of Cdn $28,000
     plus interest at prime plus 0.75%, maturing June 1,
     1999 (principal amount December 31, 1996 -- Cdn
     $832,000) (d)..........................................            --       607,033
  Promissory note (principal amount December 31, 1996 -- Cdn
     $3,845,263) (note 2)...................................            --     2,798,794
                                                                ----------    ----------
                                                                 6,337,056    12,293,529
  Current portion...........................................       789,035     2,106,873
                                                                ----------    ----------
                                                                 5,548,021    10,186,656
                                                                ==========    ==========

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

     The exchange rate used at December 31, 1997 to translate the long-term debt denominated in Canadian dollars was Cdn $1.4305 = US $1.00 (December 31, 1996 -- Cdn $1.3706 = US $1.00).

     Maturities of long-term debt over the next five years are as follows:

1998........................................................  $  789,035
1999........................................................   1,381,518
2000........................................................     586,768
2001........................................................   1,283,866
2002........................................................     140,000

     (a)In December 1993, the Corporation entered into a loan agreement with the New Jersey Economic Development Authority (the "Authority") and First Union National Bank ("First Union"), whereby the Authority issued Economic Development Bonds with an aggregate principal amount of $5,325,000 to be loaned to the Corporation to finance the acquisition of a building and the land upon which it is situated, as well as to purchase machinery and equipment. As at December 31, 1997, total proceeds of approximately $5,229,000 had been distributed to the Corporation in order to complete its purchase of the above-mentioned land, building, machinery and equipment. The remaining balance is held in escrow and will be distributed to the Corporation as machinery and equipment are purchased. The bonds are secured by a letter of credit provided by First Union.

        The remaining bond maturity dates range from December 1, 1998 to December 1, 2013, and bear interest at fixed rates from 4.7% to 5.7%. The bonds mature at various amounts throughout this period ranging from $140,000 to $440,000. The bonds maturing December 1, 2007, 2009 and 2013 are to be redeemed commencing December 1, 2005 and on each December 1 thereafter through sinking fund payments ranging from $165,000 to $255,000.

     (b)In October 1996, the Corporation entered into a loan agreement with First Union in the amount of $1,500,000 bearing interest at 8.12%. The proceeds of the loan were used to acquire production machinery. The principal was repayable in monthly instalments of $17,857 through November 2003. The loan was secured by the machinery purchased.

     (c)In March 1997, the Corporation borrowed $4,000,000 from First Union, of which $2,000,000 was a term loan repayable in monthly instalments of $33,333 plus interest at 9.43%, maturing March 13, 2002, and $2,000,000 was a revolving line of credit maturing April 1, 1999, with interest at the prime rate. A portion of these proceeds was used to finance the acquisition described in note 2.

     (d)In September 1997, Wood Wyant obtained a secured revolving credit facility in the amount of Cdn $3,000,000 with the Bank of Nova Scotia which expires on September 30, 1999 and bears interest at prime plus 0.75%. This facility was utilized on September 30, 1997 to repay two existing term loans totalling Cdn $1,554,000. This amount is being repaid by monthly instalments of Cdn $25,900. The balance is available to finance future equipment purchases. Maximum availability under the facility reduces monthly by Cdn $50,000. Unused availability at December 31, 1997 was Cdn $1,373,700.

LINES OF CREDIT

     On November 18, 1997, the Corporation obtained a secured line of credit with Congress Financial Corporation ("Congress") in the amount of $13,000,000 which expires on November 18, 2000 and bears interest at prime plus 1% (prime rate at December 31, 1997 -- 8.5%). This facility was utilized on

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

November 18, 1997 to repay in full all outstanding balances owing to First Union on the loans described in (b) and (c) above.

     The maximum amount that the Corporation may borrow at any time is determined by the sum of:

    i. Amounts based on advance formulas applicable to the book value of accounts receivable and inventories of the Corporation, Bridgewater and IFC ("Tranche A")

        and

    ii. Advance formulas applicable to the November 1997 appraised values of property, plant and equipment to a maximum of $5,500,000 less the amounts required to guarantee amounts outstanding under Authority bonds described in (a) above ("Tranche B").

     Maximum availability under Tranche B reduces monthly by $76,388.

     The facility is secured by substantially all of the assets of the Corporation, Bridgewater and IFC, tangible and intangible, except for the Corporation's investment in the shares of Wood Wyant. Unused availability at December 31, 1997 was approximately $1,000,000. Amounts outstanding under the line of credit are classified as a current liability due to the inclusion in the loan agreement of a subjective acceleration clause and a lock box arrangement. The agreement also contains a minimum adjusted net worth requirement.

     Wood Wyant has available a secured revolving line of credit in Canada in the amount of Cdn $6,000,000 with the Bank of Nova Scotia which is subject to periodic review and which bears interest at the prime rate (6% at December 31, 1997). This line of credit and the term loan of Wood Wyant are collateralized by a general assignment of book debts of Wood Wyant, a pledge of inventory under
Section 427 of the Bank Act, a hypothec in the amount of Cdn $24,000,000 on all movable property and a general security agreement.

9.   INCOME TAXES

     Details of the income tax provision are as follows:

                                                               1997        1996        1995
                                                                $           $           $
                                                             --------    --------    --------
CURRENT
Federal..................................................    (429,672)   (705,540)    (19,407)
State....................................................      21,000      15,475      12,482
Foreign..................................................     945,482     223,673      16,548
                                                             --------    --------    --------
                                                              536,810    (466,392)      9,623
                                                             ========    ========    ========
DEFERRED
Federal..................................................    (107,619)    177,267    (119,339)
State....................................................          --     (95,098)    (36,818)
Foreign..................................................      81,796     731,858    (103,847)
                                                             --------    --------    --------
                                                              (25,823)    814,027    (260,004)
                                                             --------    --------    --------
INCOME TAX PROVISION.....................................     510,987     347,635    (250,381)
                                                             ========    ========    ========

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

     The reported income tax provision differs from the amount computed by applying the Federal tax rate to income before income taxes. The reasons for this difference and the related tax effects are as follows:

                                                               1997        1996        1995
                                                                $           $           $
                                                             --------    --------    --------
Expected Federal tax rate................................       34.0%       34.0%       34.0%
Expected tax provision...................................     316,025     167,289     (53,187)
State income tax.........................................      37,179      15,744      (6,727)
Foreign tax rate differences.............................      66,408      84,464       5,259
Recognition of income tax benefits.......................          --          --    (161,229)
Non-deductible expenses..................................      38,297      46,110      18,635
Other....................................................      53,078      34,028     (53,132)
                                                             --------    --------    --------
REPORTED INCOME TAX PROVISION............................     510,987     347,635    (250,381)
                                                             ========    ========    ========

     Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities as at December 31, 1997 and December 31, 1996 are as follows:

                                                                  1997         1996
                                                                    $            $
                                                                ---------    ---------
Deferred tax assets
  Net operating tax loss carryforwards......................           --      163,758
  Reserves and allowances...................................      236,000      107,400
  Goodwill..................................................      137,474      116,884
  Other.....................................................      151,821      110,206
                                                                ---------    ---------
TOTAL DEFERRED TAX ASSETS...................................      525,295      498,248

Deferred tax liabilities
  Book and tax differences on property, plant and
     equipment..............................................    1,572,601    1,647,587
  Pension...................................................      194,689      165,621
  Other.....................................................       13,436          681
                                                                ---------    ---------
TOTAL DEFERRED TAX LIABILITIES..............................    1,780,726    1,813,889
                                                                ---------    ---------
NET DEFERRED INCOME TAX LIABILITY...........................    1,255,431    1,315,641
                                                                =========    =========

     Income before taxes attributable to all foreign operations was $2,481,335, $2,155,111 and $215,855 in each of fiscal 1997, 1996 and 1995, respectively.

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

10. STOCK-BASED COMPENSATION PLANS

     The Corporation has three stock option plans, the 1997 Stock Incentive Plan (the "1997 Plan"), the 1991 Stock Option Plan (the "1991 Plan") and the 1987 Stock Option Plan (the "1987 Plan"). The Company accounts for options granted to employees and directors under these plans using APB No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's pro forma earnings per share would have been as follows:

                                                            1997         1996         1995
                                                              $            $            $
                                                          ---------    ---------    ---------
Net income (loss) available to common stockholders
  As reported.........................................      318,710      144,390       93,948
  Pro forma...........................................     (248,852)    (273,691)     (59,612)
Basic and diluted earnings (loss) per share
  As reported.........................................         0.12         0.05         0.03
  Pro forma...........................................        (0.09)       (0.10)       (0.02)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

     During 1997, 1991 and 1987, the stockholders of the Company approved the adoption of the 1997 Plan, the 1991 Plan and the 1987 Plan, respectively. Each plan authorizes the granting of stock options (either nonqualified stock options or incentive stock options), the exercise of which would allow up to an aggregate of 300,000 shares of the Company's common stock under the 1997 Plan, and 250,000 shares under each of the 1991 and 1987 Plans, to be acquired by the holders of the stock options. The 1997 Plan also permits the granting of other types of stock-based awards.

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

     Under the 1997, 1991 and 1987 Plans, nonqualified stock options have been granted to directors, employees and consultants for terms of up to ten years at exercise prices of not less than 100% of the fair market value of the shares at the date of grant, exercisable in whole or in part at stated times from the date of grant to up to two years thereafter. No further grants will be issued under the 1987 Plan. At December 31, 1997, options to purchase 120,250 shares, 111,750 shares, and 25,000 shares of common stock were exercisable with respect to the 1997 Plan, the 1991 Plan and the 1987 Plan, respectively. Option activity during 1997, 1996 and 1995 is summarized as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                            EXERCISE
                                                                 SHARES      PRICE
                                                                --------    --------
1997
OUTSTANDING, BEGINNING OF YEAR..............................     249,000     $7.22
Granted.....................................................     312,000      5.35
Canceled/surrendered........................................    (117,000)     6.67
                                                                --------     -----
OUTSTANDING, END OF YEAR....................................     444,000      6.04
                                                                --------     -----
EXERCISABLE, END OF YEAR....................................     257,000      6.21
                                                                ========     =====
Weighted average fair value of options granted..............                  2.25

1996
OUTSTANDING, BEGINNING OF YEAR..............................     106,000     $7.04
Granted.....................................................     188,000      7.46
Expired.....................................................     (16,000)     5.78
Canceled/surrendered........................................     (29,000)     7.25
                                                                --------     -----
OUTSTANDING, END OF YEAR....................................     249,000      7.22
                                                                --------     -----
EXERCISABLE, END OF YEAR....................................     162,000      7.10
                                                                ========     =====
Weighted average fair value of options granted..............                  3.35

1995
OUTSTANDING, BEGINNING OF YEAR..............................      88,700     $4.73
Granted.....................................................      65,000      6.90
Expired.....................................................     (47,700)     3.64
                                                                --------     -----
OUTSTANDING, END OF YEAR....................................     106,000      7.04
                                                                --------     -----
EXERCISABLE, END OF YEAR....................................     106,000      7.04
                                                                ========     =====
Weighted average fair value of options granted..............                  2.36

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

     The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                                                 1997      1996
                                                                  %         %
                                                                ------    ------
Expected life (years).......................................     5.00       5.00
Risk-free interest rates....................................     6.22       6.32
Volatility..................................................    37.60      39.59
Dividend yield..............................................     0.00       0.00

     The following table summarizes information with respect to stock options outstanding at December 31, 1997:

                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
  --------------------------------------------------------------------   -------------------------------
                        NUMBER           WEIGHTED                            NUMBER
                    OUTSTANDING AT       AVERAGE           WEIGHTED      EXERCISABLE AT      WEIGHTED
     RANGE OF        DECEMBER 31,       REMAINING          AVERAGE        DECEMBER 31,       AVERAGE
  EXERCISE PRICES        1997        CONTRACTUAL LIFE   EXERCISE PRICE        1997        EXERCISE PRICE
  ---------------   --------------   ----------------   --------------   --------------   --------------
  $4.00--$7.50       444,000            8.20              $6.04           257,000           $6.21

11. NON-RECURRING ITEMS

                                                              1997         1996         1995
                                                                $            $            $
                                                            ---------    ---------    ---------
Acquisition costs.......................................           --      549,805           --
Termination of supply agreement.........................           --           --    1,059,304
Write-down of assets....................................           --           --      748,488
                                                            ---------    ---------    ---------
                                                                   --      549,805    1,807,792
                                                            =========    =========    =========

ACQUISITION COSTS

     During 1996, the Company incurred $549,805 for professional services in connection with the acquisition described in note 2.

TERMINATION OF SUPPLY AGREEMENT

     On February 17, 1993, as part of an asset purchase agreement, the Canadian operations of the Company entered into a seven-year supply agreement to purchase a specified minimum volume of chemical products. On December 29, 1995, an agreement was entered into which commuted this obligation.

WRITE-DOWN OF ASSETS

     During the fourth quarter of 1995, the Company recorded a charge of $748,488 for selected asset write-downs including machinery and equipment, leasehold improvements and leased property. The charge resulted from the decision to dispose of certain surplus machinery and to accrue for underutilized space at its IFC facility.

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

12. OTHER INCOME

                                                                 1997       1996       1995
                                                                   $          $          $
                                                                -------    -------    -------
Interest income.............................................     69,272    131,252    148,571
Gain on disposal of assets..................................     28,470    122,810     96,491
Other.......................................................    197,345     69,213     20,364
                                                                -------    -------    -------
                                                                295,087    323,275    265,426
                                                                =======    =======    =======

13. EXTRAORDINARY GAIN

     In 1997, the Company realized a net gain of $139,330 ($91,958 net of income tax) as a result of the refinancing of certain term debt.

14. COMMITMENTS

     The Company occupies manufacturing, warehousing and office facilities under operating leases which expire at various dates to December 31, 2004. Future minimum rental commitments are as follows:

1998........................................................  $1,153,964
1999........................................................     950,292
2000........................................................     898,901
2001........................................................     587,124
2002........................................................     512,957
Thereafter..................................................     729,979

     Aggregate rental expense amounted to $1,588,445 (net of sublease income of $128,973), $1,242,186 (net of sublease income of $140,000 and $100,000 previously provided for (note 11)) and $1,363,026 (net of sublease income of $152,000) for the years ended December 31, 1997, 1996 and 1995, respectively.

     In February 1994, the Company signed a five-year supply agreement to purchase 16,000 short tons of paper towelling and tissue annually at market prices. This supplier provides 100% of the Company's requirements for these products.

     In September 1997, the Company entered into a lease agreement for a maximum amount of Cdn $2,000,000 for computer equipment. The equipment leases under this agreement will be for a maximum term of five years and will be based on either a floating rate of bank prime plus 0.75%, or a fixed rate of the leasing company's base rate at the commencement date of each lease plus 1.75%. As at December 31, 1997, an amount of Cdn $1,115,983 had been committed under this agreement.

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

15. EARNINGS PER SHARE

                                                              1997         1996         1995
                                                                $            $            $
                                                            ---------    ---------    ---------
Numerator
  Income before extraordinary gain......................      418,498      144,390       93,948
  Preferred stock dividends and accretion...............      191,746           --           --
                                                            ---------    ---------    ---------
Numerator for basic and diluted earnings per share -
  income available to common stockholders before
  extraordinary gain....................................      226,752      144,390       93,948
                                                            ---------    ---------    ---------
Denominator
  Denominator for basic earnings per share -
     weighted-average shares issued, issuable and
     outstanding........................................    2,697,907    2,692,476    2,692,476
  Effect of dilutive securities
     Stock options......................................        5,001        3,060        8,607
                                                            ---------    ---------    ---------
Denominator for diluted earnings per share - adjusted
  weighted-average shares...............................    2,702,908    2,695,536    2,701,083
                                                            =========    =========    =========
Basic earnings per share before extraordinary gain......         0.09         0.05         0.03
                                                            =========    =========    =========
Diluted earnings per share before extraordinary gain....         0.09         0.05         0.03
                                                            =========    =========    =========

     Options to purchase 408,000 shares of common stock at exercise prices ranging from $5.00 to $7.50 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.

16. PENSION PLANS

     The Company maintains a defined benefit final average pension plan which covers certain of its Canadian employees. The periodic cost of pension benefits is determined using the projected benefit method prorated on service. The pension plan is administered by a major Canadian financial institution. At December 31, 1997, the Company had made or accrued for all required contributions.

     Net periodic pension expense (income) in 1997, 1996 and 1995 included the following components:

                                                               1997        1996        1995
                                                                $           $           $
                                                             --------    --------    --------
Current service cost.....................................    $161,731    $182,605    $153,723
Interest cost on projected benefit obligations...........     272,176     274,861     239,837
Expected return on plan assets...........................    (442,936)   (409,358)   (369,445)
Net amortization and deferral............................     (84,875)    (61,308)    (59,595)
                                                             --------    --------    --------
Net periodic pension expense (income)....................     (93,904)    (13,200)    (35,480)
                                                             ========    ========    ========

     The assumptions used in the Company's plan at December 31, 1997, 1996 and 1995 are as follows:

                                                                1997    1996    1995
                                                                ----    ----    ----
Weighted average discount rate..............................    7.5%    7.5%     7.5%
Expected long-term rate of return on assets.................    7.5     7.5      7.5

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

     The following table sets forth the funded status of the Company's defined benefit plan at December 31, 1997 and 1996:

                                                                   1997          1996
                                                                    $             $
                                                                ----------    ----------
Actuarial present value of
  Vested benefit obligation.................................     2,648,165     2,447,322
  Non-vested benefit obligation.............................            --        13,644
                                                                ----------    ----------
Accumulated benefit obligation..............................     2,648,165     2,460,966
Additional benefits based on salary projection..............     1,001,118     1,281,628
                                                                ----------    ----------
Projected benefit obligation................................     3,649,283     3,742,594
Plan assets at fair market value
  (primarily listed stocks and bonds).......................     6,417,616     6,089,304
                                                                ----------    ----------
Plan assets in excess of projected benefit obligation.......     2,768,333     2,346,710
Unrecognized net asset at transition........................       (46,976)      (53,918)
Unrecognized net gain.......................................    (2,647,746)   (2,337,662)
Unrecognized prior service cost.............................       410,975       455,785
                                                                ----------    ----------
PENSION ASSET INCLUDED IN THE CONSOLIDATED BALANCE SHEET....       484,586       410,915
                                                                ==========    ==========

     The Company has a pension plan under Section 401(k) of the Internal Revenue Code for certain of its US employees. Under the terms of the 401(k) plan, the Company makes a matching contribution of up to 6% of each eligible employee's earned wages, to a maximum of $1,000 per employee per year. Under this plan employees may also contribute up to 15% of their earned wages. The Company makes monthly contributions to the plan whereby $84,114 was paid in 1997 and $55,397 in 1996. No amount was paid in 1995.

     The Company has a non-contributory defined contribution pension plan for certain of its Canadian employees. Under the terms of the plan, the Company contributed 3% of each eligible employee's earned wages. The Company made monthly contributions to the plan whereby $15,061 was paid in 1997, $62,527 was paid in 1996 and $44,275 was paid in 1995. In March 1997 the Company ceased to contribute to this plan and instead contributed the 3% of each eligible employee's earned wages to a group retirement savings plan. The monthly contributions made to this plan in 1997 amounted to $54,993.

17. FINANCIAL INSTRUMENTS

OFF-BALANCE-SHEET RISK

     The Company's policy with respect to foreign currency exposure is to manage its financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, the Company enters into foreign exchange forward contracts to hedge certain non-local-currency payables. The Company enters into foreign exchange forward contracts with a major Canadian chartered bank, and therefore does not anticipate non-performance by its counterparty. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As at December 31, 1997, the Company had no foreign exchange forward contracts outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued charges, the carrying amounts

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

approximate the fair value due to their short maturities. The carrying value of long-term debt and preferred stock approximates the fair value.

18. SEGMENT INFORMATION

     The Company's reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and marketing services and has a different customer base.

     The Company conducts business in three operating segments: Sanitation Products, Health Care Products and Wiping Products. The Sanitation Products segment manufactures and distributes sanitary paper products, cleaning and maintenance chemicals, sanitation products, electro-mechanical and maintenance systems. The Health Care Products segment manufactures and sells adult incontinent products, including underpads and adult briefs, for the acute-care and chronic-care institutional markets. The Wiping Products segment manufactures and distributes disposable wiping products and sanitary papers products and systems.

     The information in this note is prepared based on FAS 131, which has been implemented for the 1997 year-end. The Company evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses and foreign exchange gains and losses.

     The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

                                               SANITATION   HEALTH CARE     WIPING
                                                PRODUCTS     PRODUCTS      PRODUCTS      TOTAL
SEGMENT INFORMATION                                $             $            $            $
-------------------                            ----------   -----------   ----------   ----------
1997
Revenues from external customers............   48,847,534   28,825,763    13,546,324   91,219,621
Intersegment revenues.......................    3,687,194    2,498,939     1,552,731    7,738,864
Interest revenue............................           --       61,949         7,323       69,272
Interest expense............................      356,089      612,039            --      968,128
Depreciation and amortization of property,
  plant and equipment and goodwill..........      748,985      712,859       190,876    1,652,720
Segment income (loss) before taxes..........    2,481,335   (1,706,984)      155,134      929,485
Segment assets (1)..........................   21,777,683   18,696,511     6,316,975   43,832,883
Expenditures for segment property, plant and
  equipment and goodwill....................      991,126      613,219       273,834    1,878,179
                                               ----------   ----------    ----------   ----------
1996
Revenues from external customers............   50,835,445   30,254,473    11,755,262   92,845,180
Intersegment revenues.......................    2,050,901    1,575,239       248,733    3,874,873
Interest revenue............................           --      119,699        11,553      131,252
Interest expense............................      444,253      306,853            --      751,106
Depreciation and amortization of property,
  plant and equipment and goodwill..........      856,990      808,185       180,863    1,846,038
Segment income (loss) before taxes..........    2,155,111   (1,989,644)      326,558      492,025
Segment assets (1)..........................   21,927,086   20,402,652     4,139,909   45,572,081
Expenditures for segment property, plant and
  equipment and goodwill....................      894,743    3,005,844        40,251    3,940,838
                                               ----------   ----------    ----------   ----------

                               WYANT CORPORATION
                      (FORMERLY HOSPOSABLE PRODUCTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

                                               SANITATION   HEALTH CARE     WIPING
                                                PRODUCTS     PRODUCTS      PRODUCTS      TOTAL
SEGMENT INFORMATION                                $             $            $            $
-------------------                            ----------   -----------   ----------   ----------
1995
Revenues from external customers............   51,096,805   30,816,085     9,442,720   91,355,610
Intersegment revenues.......................    1,068,832    1,720,636       241,596    3,031,064
Interest revenue............................           --      137,532        11,039      148,571
Interest expense............................      742,494      321,655            --    1,064,149
Depreciation and amortization of property,
  plant and equipment and goodwill..........      955,871      741,729       240,623    1,938,223
Segment income (loss) before taxes..........      215,855      347,599      (719,887)    (156,433)
Expenditures for segment property, plant and
  equipment and goodwill....................      362,243    1,449,546        55,595    1,867,384
                                               ----------   ----------    ----------   ----------

GEOGRAPHIC INFORMATION

                                                                                   PROPERTY, PLANT
                                                               REVENUES(2)          AND EQUIPMENT
                                                           --------------------     AND GOODWILL
                                                                $           %             $
                                                           -----------    -----    ---------------
1997
United States..........................................     41,551,160     45.6       11,560,405
Canada.................................................     48,521,689     53.2        8,020,388
Other foreign countries................................      1,146,772      1.2               --
                                                           -----------    -----      -----------
                                                            91,219,621    100.0       19,580,793
                                                           ===========    =====      ===========
1996
United States..........................................     41,391,166     44.6       11,544,476
Canada.................................................     50,615,592     54.5        8,146,876
Other foreign countries................................        838,422      0.9               --
                                                           -----------    -----      -----------
                                                            92,845,180    100.0       19,691,352
                                                           ===========    =====      ===========
1995
United States..........................................     39,449,338     43.2        9,445,198
Canada.................................................     51,014,686     55.8        8,015,099
Other foreign countries................................        891,586      1.0               --
                                                           -----------    -----      -----------
                                                            91,355,610    100.0       17,460,297
                                                           ===========    =====      ===========

---------------

Notes

(1) Inter segment eliminations at December 31 were $2,958,286 and $897,566 in 1997 and 1996 respectively.

(2) Revenues are attributed to countries based on location of customers.

                       WYANT CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, 1995

                                                  BALANCE AT   CHARGED TO                   BALANCE AT
                                                  BEGINNING    COSTS AND                       END
                  DESCRIPTION                      OF YEAR      EXPENSES    DEDUCTIONS(1)    OF YEAR
                  -----------                     ----------   ----------   -------------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31 --
  1997.........................................    $556,077     $239,961      $224,383       $571,655
  1996.........................................    $693,540     $455,297      $592,760       $556,077
  1995.........................................    $618,304     $468,116      $392,880       $693,540

---------------

(1)  Represents amounts written off, net of recoveries

                                EXHIBIT INDEX


    EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
    -----------                     ----------------------

        3.1 Articles of Incorporation and Amendments thereof (with the exception of Exhibit 3.2 below) and By-Laws are incorporated by reference. They were filed as exhibits with the Company's February 2, 1984 and January 7, 1987 Registration Statements and the Registrant's Proxy Statement filed May 30, 1990.
        3.2 Certificate of Amendment of the Articles of Incorporation dated March 18, 1997 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated by reference thereto.
       10.1 The 1991 Stock Option Plan filed with the Company's 1994 Proxy Statement is incorporated by reference thereto.
       10.2 The 1997 Stock Incentive Plan filed with the Company's Form S-8 on March 19, 1997 is incorporated by reference thereto.
       10.3 Loan and Security Agreement between Congress Financial Corporation and Wyant Corporation, IFC Disposables, Inc. and Bridgewater Manufacturing Corp. dated November 18, 1997.
       10.4 Credit facilities agreement between the Bank of Nova Scotia and Wood Wyant Inc. dated September 30, 1997.
       10.5      Employment Agreement dated November 11, 1996 between James
                 A. Wyant and Wood Wyant Inc. (successor to G.H. Wood + Wyant Inc.), as amended.
       10.6 Retirement Arrangement Agreement dated June 27, 1994 between Wood Wyant Inc. (successor to G.H. Wood + Wyant Inc.) and Donald C. MacMartin.
       21.1      Subsidiaries.