Form 10-Q
period 1998-03-31
WYANT CORP
filed 1998-05-13
CIK 48569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998
                                  ---------------------------------------------

                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                      to
                                  -----------------       ---------------------

Commission file number                   0-8410
                                         --------------------------------------

                               WYANT CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registration as specified in its charter)

       New York                                    11-2236837
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Readington Road           Somerville, New Jersey     08876
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number including area code  908-707-1800

                                                    NONE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days.

Yes   X         No
    -------        -----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

        Class                                   Outstanding at May 11, 1998
-------------------------------------------------------------------------------
Common  stock, $.01 par value                           1,703,676

                               WYANT CORPORATION

                                   FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

The attached unaudited consolidated financial statements of Wyant Corporation reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim periods.

                    Consolidated balance sheet                      3

                    Consolidated statement of operations            4

                    Consolidated statement of cash flows            5

                    Consolidated statement of stockholders' equity  6

                    Notes to consolidated financial statements      7-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               WYANT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                     March 31       December 31
                                                       1998             1997
                                                       ----             ----
ASSETS
CURRENT
Cash and cash equivalents                         $        --     $   156,131
Accounts receivable                                13,719,595      12,920,004
Inventories (note 3)                                8,167,449       8,245,125
Other                                               1,642,165       1,782,667
                                                  -----------     -----------
TOTAL CURRENT ASSETS                               23,529,209      23,103,927

Capital assets                                     19,135,986      19,318,814
Other assets                                        1,262,166       1,410,142
                                                  -----------     -----------
TOTAL ASSETS                                      $43,927,361     $43,832,883
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Bank indebtedness                                 $ 1,973,170     $ 2,204,719
Committed revolving credit facility                 6,101,791       5,880,748
Accounts payable and accrued expenses              10,281,414       9,667,050
Income taxes payable                                  952,288       1,252,988
Current portion of long-term debt (note 4)            770,975         789,035
Current portion of preferred stock of subsidiary      552,828         550,084
                                                  -----------     -----------
TOTAL CURRENT LIABILITIES                          20,632,466      20,344,624

Long-term debt (note 4)                             5,655,576       5,548,021
Preferred stock of subsidiary (note 2)              3,874,608       4,379,527
Deferred income taxes                               1,526,374       1,780,726

STOCKHOLDERS' EQUITY (note 2)
Common stock, par value $0.01 per share                27,037          27,037
Additional paid-in capital                          6,806,867       6,806,867
Retained earnings                                   5,546,534       5,112,006
Cumulative translation adjustment                    (142,101)       (165,925)
                                                  -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                         12,238,337      11,779,985
                                                  -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $43,927,361     $43,832,883
                                                  ===========     ===========

See accompanying notes

                               WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)



                                                   1998                 1997
                                                   ----                 ----
Net sales                                       $23,975,242         $22,129,598
Cost of sales                                    16,615,319          15,433,423
                                                -----------         -----------
Gross profit                                      7,359,923           6,696,175

Expenses
 Selling                                          3,789,378           3,849,283
 General and administration                       2,362,205           2,909,175
 Amortization                                       120,552             126,443
                                                 ----------         -----------
                                                  6,272,135           6,884,901
                                                 ----------         -----------


Operating income (loss)                           1,087,788            (188,726)

Other Income (expense)
 Interest income                                         --              11,816
 Interest expense                                  (341,740)           (173,068)
 Other                                               82,926             137,493
                                                 ----------         -----------
                                                   (258,814)            (23,759)
                                                 ----------         -----------

Income (loss) before tax                            828,974            (212,485)

Income tax expense (benefit)
 Current                                            290,000            (146,000)
 Deferred                                            29,000             110,000
                                                 ----------         -----------
                                                    319,000             (36,000)
                                                 ----------         -----------

Net income (loss)                                   509,974            (176,485)

Dividends and accretion of mandatorily
 redeemable preferred stock                          75,446                  --
                                                 ----------         -----------
Net income (loss) attributable to common shares  $  434,528         $  (176,485)
                                                 ==========         ===========

Per common share (note 5)
 Basic                                           $     0.12         $     (0.05)
 Diluted                                               0.12               (0.05)


See accompanying notes

                               WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)



                                                              1998               1997
                                                              ----               ----
OPERATING ACTIVITIES
Net income (loss)                                          $  509,974      $  (176,485)
Items not affecting cash
 Depreciation and amortization                                498,140          412,788
 Deferred income taxes                                         29,000          110,000
 Deferred pension costs                                       (30,216)         (35,920)
Changes in non-cash working capital balances
 Accounts receivable                                         (799,591)        (918,933)
 Inventories                                                   77,676         (228,821)
 Other current assets                                        (148,793)        (765,907)
 Accounts payable                                             614,364         (375,587)
 Incomes taxes payable                                       (300,700)           6,080
                                                           ----------       ----------
                                                              449,854       (1,972,785)

INVESTING ACTIVITIES
Purchase of capital assets                                   (210,524)        (459,794)
Sale of marketable securities                                      --          446,812
Decrease (increase) in other assets                            17,961          (67,986)
                                                           ----------       ----------
                                                             (192,563)         (80,968)


FINANCING ACTIVITIES
Repayment of long-term debt                                  (162,086)        (536,370)
Increase in long-term debt                                    460,241        4,120,000
Redemption of preferred shares of subsidiary                 (550,122)              --
Dividends on preferred shares of subsidiary                   (49,511)              --
Distribution to G.H. Wood + Wyant Inc. shareholders (note 2)       --       (3,667,033)
Increase (decrease) in bank indebtedness                     (231,549)       1,519,505
Distribution to minority shareholders                              --         (156,839)
Decrease (increase) in acquisition escrow fund                100,101           (1,092)
                                                           ----------       ----------
                                                             (432,926)       1,278,171

Effect of exchange rate changes on cash                        19,504            5,627
                                                           ----------       ----------
Net decrease in cash                                         (156,131)        (769,955)

Cash and cash equivalents, beginning of period                156,131        1,570,625
                                                           ----------       ----------
Cash and cash equivalents, end of period                   $       --       $  800,670
                                                           ==========       ==========

See accompanying notes

                               WYANT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                       1998             1997
                                                       ----             ----

Common stock at par value                           $    27,037     $    27,037
                                                    -----------     -----------

Additional paid-in capital                            6,806,867       6,789,397
                                                    -----------     -----------

Retained earnings
 Balance at beginning of period                       5,112,006       4,999,823
 Net income (loss)                                      509,974        (176,485)
 Dividends declared                                     (49,511)             --
 Accretion                                              (25,935)             --
 Distributions to minority shareholders                      --        (156,839)
                                                    -----------     -----------
 Balance at end of period                             5,546,534       4,666,499
                                                    -----------     -----------

Accumulated other comprehensive income
 Balance at beginning of period                        (165,925)         26,955
 Foreign currency translation adjustments                23,824         (48,369)
                                                    -----------     -----------
 Balance at end of period                              (142,101)        (21,414)
                                                    -----------     -----------

Treasury stock                                               --         (31,530)
                                                    -----------     -----------

Total stockholders' equity                          $12,238,337     $11,429,989
                                                    ===========     ===========

Comprehensive income
 Net income (loss)                                  $   509,974     $  (176,485)
 Other - Foreign currency translation adjustments        23,824         (48,369)
                                                    -----------     -----------
Comprehensive income for period                     $   533,798     $  (224,854)
                                                    ===========     ===========

Number of common shares issued                        2,271,484       2,271,484
Treasury stock held                                          --         (14,933)
                                                    -----------     -----------

Number of common shares issued and outstanding        2,271,484       2,256,551
Common shares issuable upon conversion
 of exchangeable shares (note 2)                      1,333,333       1,333,333
                                                    -----------     -----------
Number of common shares issued, issuable and
outstanding (note 5)                                  3,604,817       3,589,884
                                                    ===========     ===========


See accompanying notes

                               WYANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION AS AT MARCH 31, 1998 AND FOR THE THREE MONTHS
                  ENDED MARCH 31, 1998 AND 1997 ARE UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of Wyant Corporation (formerly Hosposable Products, Inc.) and its wholly-owned subsidiaries, Bridgewater Manufacturing Corp., IFC Disposables, Inc. and Wood Wyant Inc. They have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of March 31, 1998, the results of operations, cash flows and changes in stockholders' equity for the three months ended March 31, 1998 and 1997. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1997.

2.   BASIS OF PRESENTATION

     On March 18, 1997 the Corporation, through a wholly owned subsidiary, Wood Wyant Inc., purchased the Canadian operations of G.H. Wood + Wyant Inc. for [i] cash consideration of Cdn $5,000,000 [US $3,667,033], [ii] a promissory note [" the Note"] in the amount of Cdn $4,068,951
     [US $2,961,606] having a fair value of US $2,798,794, [iii]
     3,800,000 shares of Class B Preferred Stock of Wood Wyant Inc. having a liquidation preference of Cdn $3,800,000 [US $2,765,849] and a fair value of US $2,267,900, and [iv] 1,000,000 shares of Class E Preferred Stock of Wood Wyant Inc. having a liquidation preference per share of one share of Wyant Corporation Common Stock. The fair value of Class E Preferred shares at March 18, 1997 was US $5,000,000. These Class E Preferred shares are recorded at par value of $10,000 in Wyant Corporation Common Stock and $4,990,000 in additional paid-in capital. Each Class E Preferred share is exchangeable by the holder at any time for one share of Wyant Corporation Common Stock.

     The transaction represents a combination of entities under common control and has been accounted for in a manner similar to a pooling of interests. Accordingly, the comparative figures in these financial statements retroactively reflect the financial information of the combined entities. The excess of the fair value of the consideration paid of US $13,733,727 over the book value of the net assets acquired of US $8,638,875 [Cdn $11,868,951] is considered a deemed dividend for accounting purposes, which reduces the additional paid-in capital by US $5,094,852. The Note, which yielded interest at 6% per annum, was exchanged on August 29, 1997 for shares of Class A Preferred Stock of Wood Wyant Inc. on the basis of one share for each Cdn $1.00 of unpaid principal amount of the Note.

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

3.   INVENTORIES

                                                March 31,           December 31,
                                                  1998                 1997
                                                  ----                 ----
     Raw materials                            $3,145,122            $3,016,029
     Finished goods                            5,022,327             5,229,096
                                              ----------            ----------
                                              $8,167,449            $8,245,125
                                              ==========            ==========


4.   LONG-TERM DEBT

                                                March 31,           December 31,
                                                  1998                 1997
                                                  ----                 ----
     Wyant Corporation
      New Jersey Economic Development
      Authority bonds maturing December 1,
      1998 to December 1, 2013 and bearing
      interest at fixed rates from 4.7%
      to 5.7%                                 $3,929,869            $3,929,869

      Other                                           --                20,000
                                              ----------            ----------
                                               3,929,869             3,949,869
     Wood Wyant Inc.
      Term loan repayable in monthly
      installments of Cdn. $20,476 plus
      interest at prime plus 3/4% (prime
      at March 31, 1998 - 6.5%), maturing
      October 1, 2001. Principal amount
      Cdn. $1,877,143 (December 31, 1997 -
      Cdn. $1,938,571)                         1,318,774             1,355,170

      Revolving credit facility
      (Cdn $1,676,635 - December 31, 1997 -
      Cdn. $1,476,300)                         1,177,908             1,032,017
                                              ----------            ----------
                                               6,426,551             6,337,056
     Current portion                             770,975               789,035
                                              ----------            ----------
                                              $5,655,576            $5,548,021
                                              ==========            ==========

5.  EARNINGS PER SHARE

                                                              Three months ended March 31
                                                              ---------------------------
                                                                  1998           1997
                                                                  ----           ----
     Numerator
      Net income (loss)                                       $  509,974     $ (176,485)
      Preferred stock dividends and accretion                     75,446             --
                                                              ----------     ----------
      Numerator for basic and diluted earnings per share -
        income available to common stockholders               $  434,528     $ (176,485)
                                                              ==========     ==========
     Denominator
      Denominator for basic earnings per share -
        weighted-average shares issued, issuable
        and outstanding                                        3,604,817      3,589,884
      Effect of dilutive securities
        Stock options                                             96,062             --
                                                              ----------     ----------
      Denominator for diluted earnings per share -
        adjusted weighted-average shares                       3,700,879      3,589,884
                                                              ==========     ==========

     Basic earnings per share                                 $     0.12     $    (0.05)

     Diluted earnings per share                               $     0.12     $    (0.05)


     Earnings per share for the three months ended March 31, 1997 have been restated to reflect retroactively the implementation in the fourth quarter of 1997 of FAS 128 - Earnings per share - and the inclusion of the 1,333,333 Class E Preferred shares of Wood Wyant Inc., which are exchangeable on a one-for-one basis for common shares of the Corporation, in the average number of shares outstanding used to compute both basic and diluted earnings per share.

     Also, the number of shares and earnings per share reported for both periods have been amended to reflect a four-for-three stock split effected in the form of a stock dividend, which was announced on March 27, 1998 and is to be paid on May 21, 1998.


6.   SEGMENT INFORMATION

     THREE MONTHS ENDED MARCH 31
     ---------------------------

                                        Sanitation   Health Care   Wiping
                                         Products     Products    Products     Total
                                        ----------   -----------  --------     -----
     1998
     ----
     Revenues from external customers $11,500,782   $ 8,923,580  $3,550,880  $23,975,242
     Intersegment revenues                832,171       863,605     587,214    2,282,990
     Segment income before taxes          465,529       274,456      88,989      828,974
     Segment assets                    19,944,532    18,760,902   5,221,927   43,927,361

     1997
     ----
     Revenues from external customers  12,287,019     6,727,349   3,115,230   22,129,598
     Intersegment revenues                726,293       340,870     116,675    1,183,838
     Segment income (loss) before taxes   543,384      (842,089)     86,220     (212,485)

7.   SUBSEQUENT EVENT

     On April 30, 1998, Wood Wyant Inc. acquired all of the outstanding shares of H.A. Perigord Company Limited, a leading provider of sanitation products and services to the commercial and institutional markets of Northern Ontario.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE THREE MONTHS
ENDED MARCH 31, 1997

SALES
-----

Sales for the three months ended March 31, 1998 increased by $1,845,644 to $23,975,242 from the total of $22,129,598 in the first quarter of 1997, after eliminating inter-segment sales, which amounted to $2,282,990 in the current quarter, compared with $1,183,838 in the first quarter of 1997. Sales of the sanitation products segment were $12,332,953, down by $680,359 or 5.2% as a result of the negative impact of a weaker Canadian dollar translation rate and lower selling prices for paper products. In the health care products segment sales were $9,787,185, up by $2,718,966 or 38.5% from the level in the first quarter of 1997. This resulted primarily from the additional sales of Symphony (R) and private label adult incontinent briefs, which were introduced late in the first quarter of 1997. Sales of the wiping products segment at $4,138,094 were $906,189 or 28.0% higher than in the first quarter of 1997 due to a significant increase in sales of paper products and systems.

COST OF SALES AND GROSS PROFIT
------------------------------
Gross profit of the sanitation products segment decreased to 38% of sales from 40% in the first quarter of 1997, reflecting the lower selling prices for paper products. In the health care products segment, gross profit improved to 20% of sales from 12% in the same quarter last year, due to the favorable impact of the higher sales volume and to manufacturing efficiencies. Gross profit of the wiping products segment declined from 20% in the first quarter of 1997 to 17% in the current quarter. The lower margin was the result of a significant increase in sales of paper products, which generate lower margins than the segment's other product lines.

SELLING EXPENSES
----------------

Selling expenses for the first quarter of 1998 at $3,789,378 were $59,905 or 1.6% lower than in the corresponding period last year. In the sanitation products segment, selling expenses at $2,498,696 were $84,273 lower than in the first quarter of 1997, as the impact of the weaker Canadian dollar exchange rate more than offset an increase of 1.8% in expenses. Selling expenses of the health care products segment decreased by $44,708 to $782,438 in the first quarter of 1998, as an increase of $115,281 in outward freight costs brought about by the significantly higher level of sales was more than offset by lower expenses resulting from cost reduction programs. In the wiping products segment, selling expenses in the first quarter of 1998 rose by $69,060 to $508,244, reflecting an increase of $53,665 in outward freight charges caused by the higher sales volume.
                                      10.

GENERAL AND ADMINISTRATION EXPENSES
-----------------------------------
General and administration expenses declined by $546,970 or 18.8% to $2,362,205 in the first quarter of 1998. Expenses of the sanitation products segment at $1,627,228 were $418,487 lower than in the corresponding period last year. The savings resulted primarily from reduced staffing costs, lower rent charges due to the consolidation of warehousing facilities at a Company-owned facility and the weaker Canadian dollar exchange rate. In the health care products segment, expenses for the current quarter at $624,077 were $125,505 lower than in the same quarter in 1997, due to the benefits realized from expense reduction programs implemented during 1997, primarily relating to lower staffing levels. Expenses of the wiping products segment at $110,900 were $2,978 lower in the current quarter.

AMORTIZATION
------------
Amortization of $120,552 was $5,891 lower than in the first quarter of 1997 due to the relatively low level of capital spending in 1997.

INTEREST EXPENSE
----------------
Interest expense increased by $168,672 to $341,740 in the first quarter of 1998, primarily due to the cost of the increased borrowing incurred to finance the acquisition of the Canadian operations of G.H. Wood + Wyant Inc.

OTHER INCOME
------------
Other income declined by $66,383 to $82,926 in the current quarter, as a result of reduced foreign exchange gains in Wood Wyant Inc. and lower interest income.

INCOME (LOSS) BEFORE TAX
------------------------

Income before tax of $828,974 was generated in the first quarter of 1998, compared with a loss before tax of $212,485 in the first quarter of 1997. The change resulted from the improvement in the health care products segment ($1,116,545) and wiping products segment ($2,769), partially offset by a reduction of $77,855 in the sanitation products segment.

INCOME TAXES
------------
Income taxes in the first quarter of 1998 amounted to $319,000, compared with a net tax recovery of $36,000 in the first quarter of 1997, reflecting the Company's improved results.

NET INCOME (LOSS)
-----------------
Net income for the first quarter of 1998 amounted to $509,974 or $0.12 per common share, compared with a net loss of $176,485 or $0.05 per common share in the corresponding period last year. The earnings per share of both periods give full effect to the 1,333,333 Class E Preferred shares of Wood Wyant Inc. which are exchangeable for common shares of Wyant Corporation.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Liquidity and capital resources of the Company's United States operation - the Wyant Health Care division and IFC Disposables, Inc. - are discussed together, while the Canadian operations - Wood Wyant Inc. - are discussed separately as each is self-financing and has separate banking facilities.

CANADIAN OPERATIONS
-------------------
The Canadian Operations generated $258,301 of cash during the first quarter of 1998. Cash from operations amounted to $951,523, including a net reduction of $507,293 in working capital. This included a reduction in accounts receivable of $441,468, as collections returned to normal levels following a postal strike in late-1997, and in inventories of $347,478. Income taxes payable decreased by $357,286 during the period, while accounts payable increased by $90,181. Capital expenditures totalled $157,784 in the first quarter of 1998. New debt raised during the quarter from an existing facility to finance capital spending amounted to $197,671, while repayments of long-term debt amounted to $100,560. In addition, $550,122 of outstanding Class A Preferred shares were redeemed in January 1998 and dividends of $49,511 were paid on the Class A and Class B Preferred shares. As at March 31, 1998 approximately $2,300,000 was available on the Company's secured revolving line of credit of $4,215,259 (Cdn $6,000,000). An additional amount of approximately $960,000 was available to finance future capital expenditures under a revolving credit facility of $2,107,630 (Cdn $3,000,000).

Management believes that future operating cash flows and the unused availability under existing credit facilities will be sufficient to meet its ongoing operating cash requirements, to repay the term debt as it becomes due and to meet cash requirements for capital asset additions.

U.S. OPERATIONS
---------------
A total of $233,818 of cash was utilized during the first quarter of 1998. Operating activities utilized $482,223 of cash, due to a net increase in working capital of $1,037,419 brought about primarily by increases of $1,117,434 in accounts receivable and $241,599 in inventories, partially offset by an increase of $338,352 in accounts payable. The higher receivables reflected for the most part increased business activity. Capital expenditures totalled $52,740 during the current quarter. $100,101 was obtained from the acquisition escrow fund, with an additional $221,043 drawn on the Company's revolving credit facility. As at March 31, 1998, additional borrowing of approximately $1,986,000 was available under this facility.

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

ITEMS 2, 3, 4, 5 & 6

Not applicable

                               WYANT CORPORATION

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              Wyant Corporation
                              (Registrant)


Date: May 11, 1998            SIGNATURE:  /s/ Marc D'Amour
      -----------------                  --------------------------
                                          Marc D'Amour
                                          Vice President, Finance &
                                          Chief Financial Officer
                                          (For the registrant and as Principal
                                          Financial Officer)