Form 10-Q
period 1998-06-30
WYANT CORP
filed 1998-08-14
CIK 48569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998
                                  ---------------------------------------------

                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                     to
                                 -----------------       ---------------------

Commission file number                  0-8410
                                        ---------------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

        Class                                   Outstanding at August 12, 1998
-------------------------------------------------------------------------------
Common  stock, $.01 par value                           2,273,817

                       WYANT CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1998

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

The attached unaudited consolidated financial statements of Wyant Corporation and Subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim periods.

                   Consolidated balance sheet                        3

                   Consolidated statement of operations              4

                   Consolidated statement of cash flows              5

                   Consolidated statement of stockholders' equity    6

                   Notes to consolidated financial statements        7-11


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                               WYANT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                    June 30       December 31
                                                      1998            1997
                                                      ----            ----
                                                                   (Restated)
ASSETS
CURRENT
Cash and cash equivalents                         $    79,550     $   156,131
Accounts receivable                                14,526,774      12,920,004
Inventories (note 3)                               10,753,075       8,245,125
Other                                               1,992,579       1,782,667
                                                  -----------     -----------
TOTAL CURRENT ASSETS                               27,351,978      23,103,927

Capital assets                                     19,123,422      19,318,814
Goodwill                                            3,936,979         261,979
Other assets                                        1,034,255       1,148,163
                                                  -----------     -----------
TOTAL ASSETS                                      $51,446,634     $43,832,883
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Bank indebtedness                                 $ 3,117,165     $ 2,204,719
Committed revolving credit facility                 5,839,020       5,880,748
Accounts payable and accrued expenses              11,378,196       9,667,050
Income taxes payable                                  806,518       1,252,988
Current portion of long-term debt (note 4)          1,218,732         789,035
Current portion of preferred stock of subsidiary      536,105         550,084
                                                  -----------     -----------
TOTAL CURRENT LIABILITIES                          22,895,736      20,344,624

Long-term debt (notes 4 & 6)                        8,652,492       5,548,021
Preferred stock of subsidiary (notes 2 & 6)         5,615,936       4,379,527
Deferred income taxes                               1,537,005       1,780,726

STOCKHOLDERS' EQUITY (note 2)
Common stock, par value $0.01 per share                27,054          27,037
Additional paid-in capital                          6,822,538       6,806,867
Retained earnings                                   6,191,591       5,112,006
Cumulative translation adjustment                    (295,718)       (165,925)
                                                  -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                         12,745,465      11,779,985
                                                  -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $51,446,634     $43,832,883
                                                  ===========     ===========

See accompanying notes

                               WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                          Three months ended June 30       Six months ended June 30
                                          --------------------------       ------------------------
                                             1998            1997            1998            1997
                                             ----            ----            ----            ----
Net sales                                $24,203,549     $24,048,484     $48,178,791     $46,178,082
Cost of sales                             16,291,865      16,644,682      32,907,184      32,078,105
                                         -----------     -----------     -----------     -----------
Gross profit                               7,911,684       7,403,802      15,271,607      14,099,977

Expenses
  Selling                                  3,806,291       3,782,951       7,595,669       7,632,234
  General and administration               2,390,567       3,362,227       4,752,772       6,271,402
  Amortization                               139,167         124,462         259,719         250,905
                                         -----------     -----------     -----------     -----------
                                           6,336,025       7,269,640      12,608,160      14,154,541
                                         -----------     -----------     -----------     -----------

Operating income (loss)                    1,575,659         134,162       2,663,447         (54,564)

Other Income (expense)
  Interest income                              7,903           9,578           7,903          21,394
  Interest expense                          (364,369)       (298,231)       (706,109)       (471,299)
  Other                                        2,604          61,089          85,530         198,582
                                         -----------     -----------     -----------     -----------
                                            (353,862)       (227,564)       (612,676)       (251,323)
                                         -----------     -----------     -----------     -----------

Income (loss) before tax                   1,221,797         (93,402)      2,050,771        (305,887)

Income tax expense (benefit)
  Current                                    480,000         132,000         770,000         (14,000)
  Deferred                                    11,000           4,000          40,000         114,000
                                         -----------     -----------     -----------     -----------
                                             491,000         136,000         810,000         100,000
                                         -----------     -----------     -----------     -----------

Net income (loss)                            730,797        (229,402)      1,240,771        (405,887)

Dividends and accretion of mandatorily
 redeemable preferred stock                   85,740          47,937         161,186          47,937
                                         -----------     -----------     -----------     -----------
Net income (loss) attributable to
common shares                            $   645,057     $  (277,339)    $ 1,079,585     $  (453,824)
                                         ===========     ===========     ===========     ===========

Per share (note 5)
  Basic                                  $      0.18     $     (0.08)    $      0.30     $     (0.13)
  Diluted                                $      0.17     $     (0.08)    $      0.29     $     (0.13)

See accompanying notes

                               WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Six months ended June 30
                                                                       ------------------------
                                                                        1998              1997
                                                                        ----              ----

OPERATING ACTIVITIES
Net income (loss)                                                   $ 1,240,771        $  (405,887)
Items not affecting cash
  Depreciation and amortization                                       1,019,138            847,799
  Gain on disposal of capital assets                                      9,107                 --
  Deferred income taxes                                                  40,000            114,000
  Deferred pension costs                                                (63,040)           (70,870)
Changes in non-cash working capital balances
  Accounts receivable                                                   270,877         (1,697,056)
  Inventories                                                          (675,112)           880,073
  Other current assets                                                 (258,988)          (716,288)
  Accounts payable                                                      (23,998)          (367,107)
  Incomes taxes payable                                                (471,536)           313,301
                                                                    -----------        -----------
                                                                      1,087,219         (1,102,035)


INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired (note 6)                (5,723,326)                --
Purchase of capital assets                                             (471,324)          (710,968)
Sale of marketable securities                                                --            446,812
Proceeds from sale of capital assets                                      3,823                 --
Decrease (increase) in other assets                                      26,521           (106,892)
                                                                    -----------        -----------
                                                                     (6,164,306)          (371,048)


FINANCING ACTIVITIES
Repayment of long-term debt                                            (316,928)        (1,179,772)
Increase in long-term debt                                            3,723,111          4,120,000
Issue of preferred shares of subsidiary (note 6)                      1,861,876                 --
Issue of common shares                                                   15,688                 --
Redemption of preferred shares of subsidiary                           (550,122)                --
Dividends on preferred shares of subsidiary                             (98,464)           (31,937)
Distribution to G.H. Wood + Wyant Inc. shareholders (note 2)                 --         (3,667,033)
Increase in bank indebtedness                                           422,425          1,841,045
Distribution to minority shareholders                                        --           (206,527)
Decrease (increase) in acquisition escrow fund                          100,101             (2,180)
                                                                    -----------        -----------
                                                                      5,157,687            873,596

Effect of exchange rate changes on cash                                (157,181)           (33,707)
                                                                    -----------        -----------

Net decrease in cash                                                    (76,581)          (633,194)

Cash and cash equivalents, beginning of period                          156,131          1,570,625
                                                                    -----------        -----------

Cash and cash equivalents, end of period                            $    79,550        $   937,431
                                                                    ===========        ===========

See accompanying notes

                               WYANT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                Six months ended June 30
                                                                ------------------------
                                                                 1998               1997
                                                                 ----               ----


Common stock at par value
  Balance at beginning of period                              $    27,037       $    27,037
  Stock issued for options exercised during the period                 17                --
                                                              -----------       -----------
  Balance at end of period                                         27,054            27,037
                                                              -----------       -----------

Additional paid-in capital
  Balance at beginning of period                                6,806,867         6,789,397
  Stock issued for options exercised during the period             15,671                --
                                                              -----------       -----------
  Balance at end of period                                      6,822,538         6,789,397
                                                              -----------       -----------

Retained earnings
  Balance at beginning of period                                5,112,006         4,999,823
  Net income (loss)                                             1,240,771          (405,887)
  Dividends declared                                              (98,464)          (31,937)
  Accretion                                                       (62,722)          (16,000)
  Distributions to minority shareholders                               --          (206,527)
                                                              -----------       -----------
  Balance at end of period                                      6,191,591         4,339,472
                                                              -----------       -----------

Accumulated other comprehensive income
  Balance at beginning of period                                 (165,925)           26,955
  Foreign currency translation adjustments                       (129,793)          (37,333)
                                                              -----------       -----------
  Balance at end of period                                       (295,718)          (10,378)
                                                              -----------       -----------

Treasury stock                                                         --           (31,530)
                                                              -----------       -----------
Total stockholders' equity                                    $12,745,465       $11,113,998
                                                              ===========       ===========


Comprehensive income
  Net income (loss)                                           $ 1,240,771      $   (405,887)
  Other - Foreign currency translation adjustments               (129,793)          (37,333)
                                                              -----------      ------------
Comprehensive income for period                               $ 1,110,978      $  (443,220)
                                                              ===========      ============


Number of common shares issued at beginning of period           2,271,484        2,271,484
Shares issued for options exercised during period                   2,333               --
                                                              -----------      -----------
Number of common shares issued at end of period                 2,273,817        2,271,484

Treasury stock held                                                    --          (14,933)
                                                              -----------      -----------

Number of common shares issued and outstanding                  2,273,817        2,256,551
Common shares issuable upon conversion
  of exchangeable shares (note 2)                               1,333,333        1,333,333
                                                              -----------      -----------
Number of common shares issued, issuable and outstanding        3,607,150        3,589,884
                                                              ===========      ===========

See accompanying notes

                               WYANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (INFORMATION AS AT JUNE 30, 1998 AND FOR THE SIX MONTHS
                  ENDED JUNE 30, 1998 AND 1997 ARE UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of Wyant Corporation (formerly Hosposable Products, Inc.) and its wholly-owned subsidiaries, Bridgewater Manufacturing Corp., IFC Disposables, Inc. and Wood Wyant Inc. and its subsidiaries (note 6). They have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of June 30, 1998, the results of operations for the six months and three months ended June 30, 1998 and 1997 and cash flows and changes in stockholders' equity for the six months ended June 30, 1998 and 1997. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1997.

2.   BASIS OF PRESENTATION

     On March 18, 1997 the Corporation, through a wholly-owned subsidiary, Wood Wyant Inc., purchased the Canadian operations of G.H. Wood + Wyant Inc. for [i] cash consideration of Cdn $5,000,000 [US $3,667,033], [ii] a promissory note ["the Note"] in the amount of Cdn $4,068,951 [US $2,961,606] having a fair value of US $2,798,794, [iii] 3,800,000 shares of Class B Preferred Stock of Wood Wyant Inc. having a liquidation preference of Cdn $3,800,000 [US $2,765,849] and a fair value of US $2,267,900, and [iv] 1,000,000 shares of Class E Preferred Stock of Wood Wyant Inc. having a liquidation preference per share of one share of Wyant Corporation Common Stock. The fair value of Class E Preferred shares at March 18, 1997 was US $5,000,000. These Class E Preferred shares are recorded at par value of $10,000 in Wyant Corporation Common Stock and $4,990,000 in additional paid-in capital. Each Class E Preferred share is exchangeable by the holder at any time for one share of Wyant Corporation Common Stock.

     The transaction represents a combination of entities under common control and has been accounted for in a manner similar to a pooling of interests. Accordingly, the comparative figures in these financial statements retroactively reflect the financial information of the combined entities. The excess of the fair value of the consideration paid of US $13,733,727 over the book value of the net assets acquired of US $8,638,875 [Cdn $11,868,951] is considered a deemed dividend for accounting purposes, which reduces the additizonal paid-in capital by US $5,094,852. The Note, which yielded interest at 6% per annum, was exchanged on August 29, 1997 for shares of Class A Preferred Stock of Wood Wyant Inc. on the basis of one share for each Cdn $1.00 of unpaid principal amount of the Note.

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

3.   Inventories

                                                                June 30,          December 31,
                                                                  1998                1997
                                                                  ----                ----
     Raw materials                                            $ 3,126,108          $ 3,016,029
     Finished goods                                             7,626,967            5,229,096
                                                              -----------          -----------
                                                              $10,753,075          $ 8,245,125
                                                              ===========          ===========

4.   Long-term debt

                                                                June 30,          December 31,
                                                                  1998                1997
                                                                  ----                ----

      Wyant Corporation
        New Jersey Economic Development Authority bonds
        maturing December 1, 1998 to December 1, 2013 and
        bearing interest at fixed rates from 4.7% to 5.7%     $ 3,929,869          $ 3,929,869

      Other                                                            --               20,000
                                                              -----------          -----------
                                                                3,929,869            3,949,869

      Wood Wyant Inc.
        Term loan repayable in monthly installments of Cdn.
        $20,476 plus interest at prime plus 3/4% (prime at
        June 30, 1998 - 6.5%), maturing October 1, 2001.
         Principal amount Cdn. $1,815,716 (December 31,
        1997 - Cdn. $1,938,571)                                 1,237,032            1,355,170

        Term loan repayable in monthly installments of Cdn.
        $35,000 plus interest at prime plus 3/4%, maturing
        April 30, 2003.  Principal amount Cdn. $2,030,000       1,383,022                   --

        Term loan repayable in monthly installments of Cdn.
        $49,522 plus interest at prime plus 3/4%, maturing
        June 30, 2003.  Principal amount Cdn. $2,971,345        2,024,353                   --

        Revolving credit facility (Cdn $1,584,799 -
        December 31, 1997 - Cdn. $1,476,300)                    1,079,710            1,032,017

      Other                                                       217,238                   --
                                                              -----------           ----------
                                                                9,871,224            6,337,056
      Current portion                                           1,218,732              789,035
                                                              -----------           ----------
                                                              $ 8,652,492           $5,548,021
                                                              ===========           ==========

5.  EARNINGS PER SHARE

                                                          Three months ended June 30     Six months ended June 30
                                                          --------------------------     -------------------------
                                                             1998           1997           1998           1997
                                                             ----           ----           ----           ----
    Numerator
      Net income (loss)                                    $  730,797    $ (229,402)     $1,240,771     $ (405,887)
      Preferred stock dividends and accretion                  85,740        47,937         161,186         47,937
                                                           ----------    ----------      ----------    -----------
      Numerator for basic and diluted earnings per share
        - income available to common stockholders          $  645,057    $ (277,339)     $1,079,585     $ (453,824)
                                                           ==========    ==========      ==========     ==========
    Denominator
      Denominator for basic earnings per share -
        weighted-average shares issued, issuable and
        outstanding                                         3,605,835     3,589,884       3,605,329      3,589,884
      Effect of dilutive securities
        Convertible securities                                 89,963            --          45,230             --
        Stock options                                         153,307            17         120,670              9
                                                           ----------    ----------      ----------     ----------
    Denominator for diluted earnings per share
        - adjusted weighted-average shares                  3,849,105     3,589,901       3,771,229      3,589,893
                                                           ==========    ==========      ==========     ==========

     Basic earnings per share                              $     0.18    $    (0.08)     $     0.30     $    (0.13)
     Diluted earnings per share                            $     0.17    $    (0.08)     $     0.29     $    (0.13)

     Earnings per share for both the three month and six month periods ended June 30, 1997 have been restated to reflect retroactively the implementation in the fourth quarter of 1997 of FAS 128 - Earnings per share - and the inclusion of the 1,333,333 Class E Preferred shares of Wood Wyant Inc., which are exchangeable on a one-for-one basis for common shares of the Corporation, in the average number of shares outstanding used to compute both basic and diluted earnings per share.

     Also, the number of shares and earnings per share for all periods reported have been amended to reflect a four-for-three stock split effected in the form of a stock dividend, which was announced on March 27, 1998 and paid on May 21, 1998.

6.   PURCHASE OF BUSINESSES

     During the second quarter of 1998, the Company, through its wholly-owned subsidiary, Wood Wyant Inc. acquired 100% of the outstanding shares of the following companies:

                     April 30, 1998      H.A. Perigord Company Limited
                     June 26, 1998       Professional Sanitation Products Ltd.
                     June 30, 1998       Midway Supply Ltd.
                                         Purnel Distributors Ltd.
                                         Midway Purnel Sanitary Supply Ltd.
                                         Fraser Valley Industrial Chemicals Inc.

     Fraser Valley Industrial Chemicals Inc. is a manufacturer of sanitary chemical products. All of the other acquired companies are distributors of sanitation products. The acquisitions have been accounted for under the purchase method. Financial results of the companies are included in the Company's consolidated statement of operations from the respective dates of acquisition.

     The cost of purchase of the above companies totalled $5,723,326, including expenses related to the transactions but excluding cash acquired. This was financed by the issue of 283,111 Class F Preferred shares of Wood Wyant Inc., with a fair value of $1,861,876 at the respective transaction dates, with the balance paid in cash. The cash portion was financed by term bank loans, from which $3,525,440 had been drawn at June 30, 1998. The Class F Preferred shares are exchangeable at any time for common shares of Wyant Corporation on a one-for-one basis, and in addition holders have a one-time option in July 2000 to retract all of the Class F shares at Cdn. $15.00 per share, payable in five equal annual tranches commencing August 3, 2000, with dividends at 3.5% per annum payable monthly from July 1, 2000 if the option is exercised.

     The pro-forma unaudited results of operations for the six months ended June 30, 1998 and June 30, 1997, assuming consummation of the transactions as of January 1, 1997, are as follows:


                                                                              Six months ended June 30
                                                                       -------------------------------------
                                                                           1998                      1997
                                                                           ----                      ----
     Net sales                                                         $54,446,140                $53,126,889
     Net income (loss)                                                   1,233,382                   (293,716)
     Net income (loss) per common share:
       Basic                                                                  0.28                      (0.11)
       Diluted                                                                0.27                      (0.11)

7.   SEGMENT INFORMATION

     Three Months Ended June 30
     --------------------------

                                                   Sanitation      Health Care       Wiping
                                                    Products        Products        Products         Total
                                                   ----------      -----------      --------         -----
     1998
     ----
     Revenues from external customers              $11,919,178    $ 8,766,414      $3,517,957     $24,203,549
     Intersegment revenues                           1,100,734        845,794         524,250       2,470,778
     Segment income before taxes                       889,768        306,340          25,689       1,221,797
     Segment assets                                 28,709,305     17,243,641       5,493,688      51,446,634

     1997
     ----
     Revenues from external customers               13,187,467      7,370,537       3,490,480      24,048,484
     Intersegment revenues                           1,085,956        702,586         455,138       2,243,680
     Segment income (loss) before taxes                930,461     (1,107,381)         83,518         (93,402)

     Six Months Ended June 30
     ------------------------

                                                 Sanitation     Health Care        Wiping
                                                  Products        Products        Products        Total
                                                 ----------     -----------       --------        -----
     1998
     ----
     Revenues from external customers            $23,419,960    $17,689,994      $7,068,837    $48,178,791
     Intersegment revenues                         1,932,905      1,709,399       1,111,464      4,753,768
     Segment income before taxes                   1,355,297        580,796         114,678      2,050,771

     1997
     ----
     Revenues from external customers             25,474,486     14,097,886       6,605,710     46,178,082
     Intersegment revenues                         1,812,249      1,043,456         571,813      3,427,518
     Segment income (loss) before taxes            1,473,845     (1,949,470)        169,738       (305,887)

8.   RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the presentation in the current period.


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

The following information includes forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934) that involve a number of risks and uncertainties that may influence the financial performance and earnings of the Company, and may cause actual results to differ materially from those in the forward looking statements, including, but not limited to, factors such as the ability of the Company to successfully integrate the business and personnel of various acquired businesses into its operations, the ability to maintain existing customer relationships and to secure new customers on satisfactory terms, whether by contract or otherwise, the effect of exchange rate fluctuations and the effect of competitive and general economic conditions. Such forward looking statements, which reflect the Company's current views with respect to certain future events and financial performance, should be considered in light of such factors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE MONTHS
ENDED JUNE 30, 1997

SALES
-----
Sales for the three months ended June 30, 1998 increased by $155,065 to $24,203,549, compared with $24,048,484 in the second quarter of 1997, after eliminating inter-segment sales which totalled $2,470,778 in the current quarter, compared with $2,243,680 in the same quarter last year. Sales of the sanitation products segment were $13,019,912, a decrease of $1,253,511 or 8.8% from the second quarter of 1997 due principally to the negative impact of a weaker Canadian dollar translation rate, lower selling prices for paper products and reduced sales of all other product lines, which more than offset the added sales of $607,830 from H.A. Perigord Company Limited, which was acquired on April 30, 1998. Sales of the health care products segment at $9,612,208 were $1,539,085 or 19.1% higher than in the corresponding quarter of 1997 due to increased sales of Symphony(R) and private label adult incontinent briefs. Sales of the wiping products segment at $4,042,207 were 2.4% higher than the sales of $3,945,618 in the second quarter of 1997.

COST OF SALES AND GROSS PROFIT
------------------------------
Gross profit of the sanitation products segment at 40% of sales was unchanged from the second quarter of 1997. In the health care products segment, gross profit was 20% of sales compared with 12% of sales in the second quarter of last year, reflecting the favorable impact of the higher sales volume and manufacturing efficiencies in the current quarter, while the second quarter of 1997 was adversely impacted by start-up expenses for the new adult brief line. Gross profit of the wiping products segment decreased to 17% of sales, compared with 18% in the corresponding quarter of 1997, due to the impact of increased sales of paper products which have relatively lower margins.

SELLING EXPENSES
----------------
Selling expenses for the second quarter of 1998 at $3,806,291 were $23,340 or 0.6% higher than in the same period last year. In the sanitation products segment, selling expenses amounted to $2,467,948, a reduction of $102,581 from the second quarter of 1997, as the impact of the weaker Canadian dollar translation rate and a 2.6% reduction in expenses of the ongoing business more than offset the selling expenses of the newly-acquired H.A. Perigord business. Selling expenses of the health care products segment increased by $100,855 to $802,602 in the second quarter of 1998, due to an increase of $125,327 in outward freight costs resulting from the higher level of sales. In the wiping products segment, selling expenses were $535,741 in the second quarter of 1998, an increase of $25,081 over the second quarter last year, which was for the most part due to an increase of $21,690 in outward freight costs caused by a higher number of customers in more distant market areas.

GENERAL AND ADMINISTRATION EXPENSES
-----------------------------------
General and administration expenses for the second quarter of 1998 at $2,390,567 were $971,660 or 28.9% lower than in the corresponding quarter of 1997. In the sanitation products segment, expenses at $1,703,246 were $309,971 lower than in the second quarter of 1997, despite the additional expenses of $127,685 resulting from the inclusion of the H.A. Perigord operations. The savings were primarily the result of reduced staffing costs, lower rent charges due to the consolidation of warehousing activities at a Company-owned facility and the
weaker Canadian dollar translation rate.   In the health care products segment,
expenses for the current quarter at $566,704 were $669,003 lower than in the same quarter last year, when non-recurring charges of $427,000 were incurred for severance costs and professional fees incurred in relation to the restructuring of the health care operations. Expenses were lower in the current quarter also as a result of lower staffing levels due to expense reduction programs implemented during 1997. Expenses of the wiping products segment at $120,617 were $7,314 higher than in the second quarter of 1997.

AMORTIZATION
------------
Amortization was $139,167 in the second quarter of 1998, an increase of $14,705 over the second quarter of last year, primarily due to inclusion of the H.A. Perigord acquisition in the current quarter and higher capital spending.

INTEREST EXPENSE
----------------
Interest expense increased by $66,138 to $364,369 in the second quarter of 1998 due primarily to the increased level and cost of borrowing in the health care products segment.

OTHER INCOME
------------
Other income at $10,507 decreased by $60,160 in the current quarter due to a lower level of foreign exchange gains in Wood Wyant Inc.

INCOME (LOSS) BEFORE TAX
------------------------
Income before tax in the second quarter amounted to $1,221,797, compared with a loss before tax of $93,402 in the second quarter of 1997. The change resulted from the improvement in the health care products segment ($1,413,721), partially offset by lower income before tax in the sanitation products ($40,693) and wiping products ($57,829) segments.

INCOME TAXES
------------
Income taxes for the second quarter of 1998 were $491,000, compared with $136,000 in the second quarter last year. This reflected the improved results in the current quarter and the Company's inability to tax-effect approximately $224,000 of losses in the second quarter of 1997.

NET INCOME (LOSS)
-----------------
Net income for the second quarter of 1998 amounted to $730,797 or $0.18 per common share, compared with a net loss of $229,402 or $0.08 per common share in the second quarter of 1997. The earnings per share of both periods give full effect to the 1,333,333 Class E Preferred shares of Wood Wyant Inc. which are exchangeable on a one-for-one basis for common shares of Wyant Corporation and to the four-for-three stock split effected on May 21, 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE SIX MONTHS
ENDED JUNE 30, 1997

SALES
-----
Sales for the first half of 1998 at $48,178,791 were $2,000,709 higher than in the first half of 1997, after eliminating inter-segment sales of $4,753,768 in the current period compared with $3,427,518 in the same period last year. Sales of the sanitation products segment were $25,352,865, down by $1,933,870 or 7.1%, primarily as a result of the negative impact of a weaker Canadian dollar translation rate and lower selling prices for paper products, more than offsetting the added sales in the current period resulting from the H.A. Perigord acquisition. In the health care products segment, sales were $19,399,393, an increase of $4,258,051 or 28.1% over the sales for the first half of 1997. This increase was attributable to the higher sales of Symphony(R) and private label adult incontinent briefs, which were introduced during the first half of 1997. Sales of the wiping products segment at $8,180,301 were $1,002,778 or 14.0% higher than in the corresponding period last year due to a significant increase in sales of paper products and systems.

COST OF SALES AND GROSS PROFIT
------------------------------

In the sanitation products segment, gross profit as a percentage of sales declined from 40% to 39% in the first half of 1998 due to lower selling prices for paper products. Gross profit of the health care products segment increased to 20% of sales, from 12% in the six months ended June 30, 1997, due to higher sales volume and manufacturing efficiencies in the current period, while the start-up expenses incurred in the first half of 1997 for the new adult brief line adversely affected results for the corresponding period of 1997. In the wiping products segment, gross profit declined to 17% of sales from 19% in the first half of last year, reflecting the impact of higher sales of paper products in the current year, with lower margins than the segment's other product lines.

SELLING EXPENSES
----------------

Selling expenses for the first six months of 1998 totalled $7,595,669, a reduction of $36,565 from the first half of 1997. In the sanitation products segment, selling expenses at $4,966,644 were $186,854 lower than in the same period last year, as the favorable effect of the weaker Canadian dollar translation rate in the current year more than offset the increase in expenses resulting from the H.A. Perigord acquisition. Selling expenses of the health care products segment increased by $56,147 to $1,585,040 in the first half of 1998. An increase of $240,608 in outward freight costs due to the higher level of sales was largely offset by lower expenses resulting from cost reduction programs. In the wiping products segment, selling expenses increased by $94,141 to $1,043,985 in the current period, primarily due to an increase of $75,354 in outward freight costs brought about by the higher sales volume.

GENERAL AND ADMINISTRATION EXPENSES
-----------------------------------

General and administration expenses declined by $1,518,630 or 24.2% to $4,752,772 in the first half of 1998. Expenses of the sanitation products segment at $3,330,474 were $728,458 lower than in the corresponding period last year. The reduced costs reflected lower staffing levels, rent savings due to the consolidation of warehousing activities at a Company-owned facility and the favorable impact of the weaker Canadian dollar translation rate. In the health care products segment, expenses declined by $794,508 to $1,190,781 in the first half of 1998, due to lower staffing costs resulting from cost reduction programs implemented in 1997 and to non-recurring charges of $427,000 for severance costs and professional fees which were incurred in the first half of 1997. Expenses of the wiping products segment increased slightly to $231,517 from $227,181 in the first half of 1997.

AMORTIZATION
------------

Amortization increased by $8,814 to $259,719 in the first half of 1998, primarily due to the inclusion of the H.A. Perigord acquisition in the current period and increased capital spending.

INTEREST EXPENSE
-----------------

Interest expense increased to $706,109 from $471,299 in the first half of 1997. The increase resulted from the cost of increased borrowing incurred to finance the purchase of the Wood Wyant Inc. assets in March 1997 and the shares of H.A. Perigord Company Limited in April 1998, together with the higher cost of borrowing in the U.S. operations.

OTHER INCOME
------------

Other income decreased by $126,543 in the first half of 1998 to $93,433, due to lower interest income and reduced foreign exchange gains.

INCOME (LOSS) BEFORE TAX
------------------------

Income before tax was $2,050,771 for the first half of 1998, compared with a pre-tax loss of $305,887 in the same period last year. The improved results in the health care segment contributed $2,530,266, but this was partially offset by lower pre-tax income in the sanitation products ($118,548) and wiping products ($55,060) segments.

INCOME TAXES
------------
Income tax expense for the first half of 1998 was $810,000, compared with $100,000 for the corresponding period of 1997. The increase was due to the improved results in the current period and to approximately $224,000 of losses in the first half of 1997 which could not be tax-effected at that time.

NET  INCOME (LOSS)
------------------
Net income amounted to $1,240,771 or $0.30 per common share in the first half of 1998, compared with a net loss of $405,887 or $0.13 per common share in the same period last year. The earnings per share of both periods give full effect to the 1,333,333 Class E Preferred shares of Wood Wyant Inc. which are exchangeable on a one-for-one basis for common shares of Wyant Corporation and to the four-for-three stock split effected in the form of a stock dividend issued on May 21, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Liquidity and capital resources of the Company's United States operations - the Wyant Health Care division and IFC Disposables, Inc. - are discussed together, while the Canadian operations - Wood Wyant Inc. - are discussed separately as each is self-financing and has separate banking facilities.

CANADIAN OPERATIONS
-------------------
The Canadian operations utilized $372,364 of cash during the first half of 1998. Cash from operations amounted to $1,063,404, after a net increase of $95,669 in working capital. Accounts receivable declined by $230,288 as collections returned to normal levels following a postal strike in late-1997, while inventories increased by $323,682. Accounts payable and accrued expenses increased by $657,202, primarily as a result of accrued expenses related to fees and other charges in connection with the businesses acquired during the period. Income taxes payable decreased by $545,392, reflecting the payment of 1997 income tax balances and a higher level of instalments in 1998. Capital expenditures amounted to $346,640 during the first half of 1998. New debt raised during the period from an existing facility to finance capital spending amounted to $197,671, while repayments of long-term debt totalled $316,928. In addition, $550,122 of outstanding Class A Preferred shares were redeemed in January 1998 and dividends of $98,464 were paid on the Class A and Class B Preferred shares.

The purchase of the outstanding shares of H.A. Perigord Company Limited on April 30, 1998 and of Professional Sanitation Products Ltd. and the Midway Purnel group of companies in late June of 1998 for total consideration of $5,802,876 were financed by term bank loans, under which an amount of $3,525,440 had been drawn down at June 30, 1998, and by the issue of 283,111 Class F Preferred shares of Wood Wyant Inc. with a fair value of $1,861,876.

On June 25, 1998 the Company increased its secured revolving line of credit from Cdn. $6,000,000 to Cdn. $7,500,000 ($5,109,688) to assist in refinancing the operating cash requirements of the newly-acquired companies. As at June 30, 1998 approximately $2,500,000 was available on this line of credit. An additional amount of approximately $960,000 was available to finance future capital expenditures under a revolving credit facility of $2,043,875
(Cdn. $3,000,000).

Management believes that future operating cash flows and the unused availability under existing credit facilities will be sufficient to meet its ongoing operating cash requirements, to repay the term debt as it becomes due and to meet cash requirements for capital asset additions.

U.S. OPERATIONS
---------------
A total of $193,897 of cash was utilized during the first half of 1998. Operating activities utilized $117,274 of cash, due to an increase of $1,161,655 in working capital resulting primarily from increases in accounts receivable ($203,094) and inventories ($456,167), reflecting increased business activity, and a decrease of $511,961 in accounts payable. Capital expenditures during the first half of 1998 amounted to $124,684. An amount of $100,101 was obtained from the acquisition escrow fund, with $216,109 drawn on the Company's revolving credit facility. As of June 30, 1998, additional borrowing of approximately $1,459,000 was available under this facility.

Management believes that future operating cash flows and the unused availability under existing credit facilities will be sufficient to meet its ongoing operating cash requirements, to repay the term debt as it becomes due and to meet cash requirements for capital asset additions.

SIGNIFICANT FACTORS AND KNOWN TRENDS
------------------------------------
During the second quarter of 1998, two customers of the Wyant Health Care Division informed the Company that they would discontinue purchasing the Company's incontinent care products. For the six months ended June 30, 1998, sales to each of these two customers were at approximately the same level and together accounted for approximately $3.2 million in sales. One of the customers, which began purchasing this line of products in January 1998, discontinued purchasing products effective June 1, 1998. The second, a long-time private label customer, commenced phasing-out the purchase of the company's products effective July 1, 1998 due to a change in control. However, this customer has indicated that it will continue to purchase products at approximately one-sixth of the former level at least until October 1998.

Additionally, commencing January 1, 1999, the medical insurance program of the State of California (Medi-Cal) will no longer include one of the Wyant Health Care Division's incontinent care products as a reimbursable product for purposes of the Medi-Cal program. Although it is difficult to estimate sales attributable to the inclusion of this product in the Medi-Cal program, management estimates that almost all of the approximately $1.4 million of sales of this product in the State of California during the six months ended June 30, 1998 resulted from its acceptance under the program. Medi-Cal has also informed the Company that it will be adding certain of the Company's similar incontinent care products to its listing of reimbursable products commencing January 1, 1999. However, there is no assurance that the inclusion of the similar products will generate sales for the Company or, if sales are generated, the level of these sales.

The Company is currently negotiating a three-year supply contract for sales to a new customer of Airlaid products. The customer has estimated its annual requirements to be between $3.0 million and $3.6 million per year. Pending contract completion, the Wyant Health Care Division has made sales totalling $370,000 to this customer during the months of June and July 1998. While the contract is in the process of being negotiated, there is no assurance that it will be completed or, if the contract is not completed, that the customer will continue to purchase Airlaid products from the Company consistent with current practice.

The Company anticipates that a charge estimated at $250,000 after tax will be incurred in the third quarter of 1998 relating to the rationalization of the operations of the sanitation products segment. Acquisitions during the first half of 1998 are expected to represent a 25% increase to annual revenues generated by Wood Wyant's Canadian distribution business.

PART II  -  OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings.

ITEMS 2, 3, 4 & 5

Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
a)   Exhibit 3(i)

     Certificate of Amendment of the Certificate of Incorporation of Wyant Corporation dated June 3, 1998.

b)   Reports on Form 8-K

     No current reports on Form 8-K have been filed during the quarter ended June 30, 1998.

                               WYANT CORPORATION

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Wyant Corporation
                               (Registrant)


Date: August 13, 1998            SIGNATURE: /s/ Marc D'Amour
      -------------------                   ------------------------------------
                                            Marc D'Amour
                                            Vice President, Finance &
                                            Chief Financial Officer
                                            (For the registrant and as Principal
                                            Financial Officer)