Form 10-Q
period 1998-09-30
WYANT CORP
filed 1998-11-13
CIK 48569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998
                                  ---------------------------------------------

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

        Class                                  Outstanding at November 12, 1998
-------------------------------------------------------------------------------
Common  stock, $.01 par value                           2,273,817

                       WYANT CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                          QUARTER ENDED SEPTEMBER 30, 1998

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                               WYANT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                    Sept. 30       December 31
                                                      1998            1997
                                                      ----            ----
                                                                   (Restated)
ASSETS
CURRENT
Cash and cash equivalents                         $    82,076     $   156,131
Accounts receivable                                13,870,707      12,920,004
Inventories (note 3)                               10,254,347       8,245,125
Other                                               1,808,150       1,782,667
                                                  -----------     -----------
TOTAL CURRENT ASSETS                               26,015,280      23,103,927

Capital assets                                     18,505,615      19,318,814
Goodwill                                            3,625,281         261,979
Other assets                                        1,016,174       1,148,163
                                                  -----------     -----------
TOTAL ASSETS                                      $49,162,350     $43,832,883
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Bank indebtedness                                 $ 3,560,183     $ 2,204,719
Committed revolving credit facility                 4,425,685       5,880,748
Accounts payable and accrued expenses              11,269,042       9,667,050
Income taxes payable                                  456,601       1,252,988
Current portion of long-term debt (note 4)          1,467,866         789,035
Current portion of preferred stock of subsidiary      513,907         550,084
                                                  -----------     -----------
TOTAL CURRENT LIABILITIES                          21,693,284      20,344,624

Long-term debt (notes 4 & 6)                        7,784,985       5,548,021
Preferred stock of subsidiary (notes 2 & 6)         5,432,669       4,379,527
Deferred income taxes                               1,702,392       1,780,726

STOCKHOLDERS' EQUITY (note 2)
Common stock, par value $0.01 per share                36,071          36,048
Additional paid-in capital                          6,812,807       6,797,856
Retained earnings                                   6,195,826       5,112,006
Cumulative translation adjustment                    (495,684)       (165,925)
                                                  -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                         12,549,020      11,779,985
                                                  -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $49,162,350     $43,832,883
                                                  ===========     ===========

See accompanying notes

                               WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                           Three months ended September 30   Nine months ended September 30
                                           -------------------------------   ------------------------------
                                                     1998             1997             1998            1997
                                                     ----             ----             ----            ----
Net sales                                     $25,487,143      $22,889,362      $73,665,934     $69,067,444
Cost of sales                                  17,660,401       15,711,521       50,567,585      47,789,626
                                              -----------      -----------      -----------     -----------
Gross profit                                    7,826,742        7,177,841       23,098,349      21,277,818
Expenses
  Selling                                       4,028,139        3,712,049       11,623,808      11,344,283
  General and administration                    3,130,440        2,466,174        7,883,212       8,737,576
  Amortization                                    151,505          146,745          411,224         397,650
                                              -----------      -----------       ----------     -----------
                                                7,310,084        6,324,968       19,918,244      20,479,509
                                              -----------      -----------       ----------     -----------

Operating income                                  516,658          852,873        3,180,105         798,309

Other income (expense)
  Interest expense                               (391,366)        (273,238)      (1,097,475)       (744,537)
  Other income                                     79,261           94,586          172,694         314,562
                                              -----------      -----------      -----------     -----------
                                                 (312,105)        (178,652)        (924,781)       (429,975)
                                              -----------      -----------      -----------     -----------

Income before tax                                 204,553          674,221        2,255,324         368,334

Income tax expense (benefit)
  Current                                        (123,000)         236,710          647,000         222,710
  Deferred                                        223,000            9,031          263,000         123,031
                                              -----------      -----------      -----------     -----------
                                                 100,000           245,741          910,000         345,741
                                              -----------      -----------      -----------      ----------

Net income                                        104,553          428,480        1,345,324          22,593

Dividends and accretion of mandatorily
 redeemable preferred stock                       100,318           53,364          261,504         101,301
                                              -----------      -----------      -----------     -----------
Net income (loss) attributable to
common shares                                 $     4,235      $   375,116       $1,083,820     $   (78,708)
                                              ===========      ===========       ==========     ===========

Per share (note 5)
  Basic                                       $         -      $      0.10       $     0.30     $     (0.02)
  Diluted                                     $         -      $      0.10       $     0.28     $     (0.02)

See accompanying notes

                               WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Nine months ended September 30
                                                                       ------------------------------
                                                                          1998              1997
                                                                          ----              ----

OPERATING ACTIVITIES

Net income                                                            $ 1,345,324        $    22,593
Items not affecting cash
  Depreciation and amortization                                         1,591,031          1,336,869
  Loss on disposal of capital assets                                       12,188                 --
  Deferred income taxes                                                   263,000            108,031
  Deferred pension costs                                                  (95,054)          (105,882)
Changes in non-cash working capital balances
  Accounts receivable                                                     942,997         (1,277,853)
  Inventories                                                            (169,252)         1,815,131
  Other current assets                                                    (92,489)          (716,494)
  Accounts payable                                                       (206,230)        (1,258,438)
  Incomes taxes payable                                                  (820,114)           515,525
                                                                      -----------        -----------
                                                                        2,771,401            439,482


INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired (note 6)                  (5,640,479)                --
Purchase of capital assets                                               (688,623)        (1,165,138)
Sale of marketable securities                                                  --            446,812
Proceeds from sale of capital assets                                       10,775             37,506
Decrease (increase) in other assets                                        52,046           (105,357)
                                                                      -----------        -----------
                                                                       (6,266,281)          (786,177)


FINANCING ACTIVITIES
Repayment of long-term debt                                            (2,086,071)        (2,962,046)
Increase in long-term debt                                              3,723,111          5,248,950
Issue of preferred shares of subsidiary (note 6)                        1,861,876                 --
Issue of common shares                                                     15,688                 --
Redemption of preferred shares of subsidiary                             (550,122)                --
Dividends on preferred shares of subsidiary                              (145,133)           (69,301)
Distribution to G.H. Wood + Wyant Inc. shareholders (note 2)                   --         (3,667,033)
Increase in bank indebtedness                                             844,738            893,710
Distribution to minority shareholders                                          --           (206,527)
Decrease (increase) in acquisition escrow fund                            100,101             (2,921)
Sale of treasury stock                                                         --             43,000
Purchase of fractional shares on stock split                                 (714)                --
                                                                      -----------        -----------
                                                                        3,763,474           (722,168)

Effect of exchange rate changes on cash                                  (342,649)           (17,279)
                                                                      -----------        -----------

Net decrease in cash                                                      (74,055)        (1,086,142)

Cash and cash equivalents, beginning of period                            156,131          1,570,625
                                                                      -----------        -----------

Cash and cash equivalents, end of period                              $    82,076        $   484,483
                                                                      ===========        ===========

See accompanying notes

                               WYANT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                Nine months ended September 30
                                                                ------------------------------
                                                                 1998                 1997
                                                                 ----                 ----


Common stock at par value
  Balance at beginning of period                              $    36,048         $    36,048
  Stock issued for options exercised during the period                 23                  --
                                                              -----------         -----------
  Balance at end of period                                         36,071              36,048
                                                              -----------         -----------

Additional paid-in capital
  Balance at beginning of period                                6,797,856           6,780,386
  Stock issued for options exercised during the period             15,665                  --
  Purchase of fractional shares on stock split                       (714)                 --
  Sale of treasury stock                                               --              11,470
                                                              -----------         -----------
  Balance at end of period                                      6,812,807           6,791,856
                                                              -----------         -----------
Retained earnings
  Balance at beginning of period                                5,112,006           4,999,823
  Net income                                                    1,345,324              22,593
  Dividends declared                                             (145,133)            (69,301)
  Accretion                                                      (116,371)            (32,000)
  Distributions to minority shareholders                               --            (206,527)
                                                              -----------         -----------
  Balance at end of period                                      6,195,826           4,714,588
                                                              -----------         -----------
Accumulated other comprehensive income
  Balance at beginning of period                                 (165,925)             26,955
  Foreign currency translation adjustments                       (329,759)            (37,786)
                                                              -----------         -----------
  Balance at end of period                                       (495,684)            (10,831)
                                                              -----------         -----------

Treasury stock
  Balance at beginning of period                                       --             (31,530)
  Sale of treasury stock                                               --              31,530
                                                              -----------         -----------
  Balance at end of period                                             --                  --
                                                              -----------         -----------
Total stockholders' equity                                    $12,549,020         $11,531,661
                                                              ===========         ===========


Comprehensive income
  Net income                                                  $ 1,345,324        $     22,593
  Other - Foreign currency translation adjustments               (329,759)            (37,786)
                                                              -----------        ------------
Comprehensive income (loss) for period                        $ 1,015,565        $    (15,193)
                                                              ===========        ============


Number of common shares issued at beginning of period           2,271,484           2,271,484
Shares issued for options exercised during period                   2,333                  --
                                                              -----------         -----------
Number of common shares issued at end of period                 2,273,817           2,271,484
                                                              -----------         -----------
Treasury stock held at beginning of period                             --             (14,933)
Shares sold during the period                                          --              14,933
                                                              -----------         -----------
Treasury stock held at end of period                                   --                  --
                                                              -----------         -----------
Number of common shares issued and outstanding                  2,273,817           2,271,484
Common shares issuable upon conversion
  of exchangeable shares (Note 2)                               1,333,333           1,333,333
                                                              -----------         -----------
Number of common shares issued, issuable and outstanding        3,607,150           3,604,817
                                                              ===========         ===========

See accompanying notes

                               WYANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION AS AT SEPTEMBER 30, 1998 AND FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 1998 AND 1997 ARE UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of Wyant Corporation (formerly Hosposable Products, Inc.) and its wholly-owned subsidiaries, Bridgewater Manufacturing Corp., IFC Disposables, Inc. and Wood Wyant Inc. and its subsidiaries (note 6). They have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of September 30, 1998, the results of operations for the nine months and three months ended September 30, 1998 and 1997 and cash flows and changes in stockholders' equity for the nine months ended September 30, 1998 and 1997. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1997.

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

3.   INVENTORIES

                                                            September 30,          December 31,
                                                                1998                  1997
                                                                -----                 ----
     Raw materials                                            $ 3,402,724           $3,016,029
     Finished goods                                             6,851,623            5,229,096
                                                              -----------           ----------
                                                              $10,254,347           $8,245,125
                                                              ===========           ==========

4.   LONG-TERM DEBT

                                                            September 30,          December 31,
                                                                1998                  1997
                                                                ----                  ----

      Wyant Corporation
        New Jersey Economic Development Authority bonds
        maturing December 1, 1998 to December 1, 2013 and
        bearing interest at fixed rates from 4.7% to 5.7%     $ 3,929,869           $3,929,869

      Other                                                            --               20,000
                                                              -----------           ----------
                                                                3,929,869            3,949,869

      Wood Wyant Inc.
        Term loan repayable in monthly installments of Cdn.
        $20,476 plus interest at prime plus 3/4% (prime at
        September 30, 1998 - 7.25%), maturing
        October 1, 2001. Principal amount Cdn. $1,753,785
        (December 31, 1997 - Cdn. $1,938,571)                   1,145,366            1,355,170

        Term loan repayable in monthly installments of Cdn.
        $35,000 plus interest at prime plus 3/4%, maturing
        April 30, 2003.  Principal amount Cdn. $1,925,000       1,257,184                   --

        Term loan repayable in monthly installments of Cdn.
        $49,522 plus interest at prime plus 3/4%, maturing
        September 30, 2003. Principal amount Cdn. $2,822,776    1,843,506                   --

        Revolving credit facility (Cdn $1,492,962 -
        December 31, 1997 - Cdn. $1,476,300)                      975,027            1,032,017

      Other                                                       101,899                   --
                                                              -----------           ----------
                                                                9,252,851            6,337,056
      Current portion                                           1,467,866              789,035
                                                              -----------           ----------
                                                              $ 7,784,985           $5,548,021
                                                              ===========           ==========

5.  EARNINGS PER SHARE

                                                             Three months ended             Nine months ended
                                                                September 30                   September 30
                                                         --------------------------     -------------------------
                                                             1998           1997           1998           1997
                                                             ----           ----           ----           ----
    Numerator
      Net income                                           $  104,553    $  428,480     $ 1,345,324     $   22,593
      Preferred stock dividends and accretion                 100,318        53,364         261,504        101,301
                                                           ----------    ----------      ----------    -----------
      Numerator for basic and diluted earnings per share
        - income available to common stockholders          $    4,235   $   375,116     $ 1,083,820     $  (78,708)
                                                           ==========    ==========      ==========     ==========
    Denominator
      Denominator for basic earnings per share -
        weighted-average shares issued, issuable and
        outstanding                                         3,607,150     3,589,884       3,605,943      3,589,884
      Effect of dilutive securities
        Convertible securities                                283,111            --         125,395             --
        Stock options                                          35,384         1,643          94,100            591
                                                           ----------    ----------      ----------     ----------
    Denominator for diluted earnings per share
        - adjusted weighted-average shares                  3,925,645     3,591,527       3,825,438      3,590,475
                                                           ==========    ==========      ==========     ==========

     Basic earnings per share                              $       --    $     0.10      $     0.30     $    (0.02)
     Diluted earnings per share                            $       --    $     0.10      $     0.28     $    (0.02)

     Earnings per share for both the three month and nine month periods ended September 30, 1997 have been restated to reflect retroactively the implementation in the fourth quarter of 1997 of FAS 128 - Earnings per share - and the inclusion of the 1,333,333 Class E Preferred shares of Wood Wyant Inc., which are exchangeable on a one-for-one basis for common shares of the Corporation, in the average number of shares outstanding used to compute both basic and diluted earnings per share.

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

     The cost of purchase of the above companies totalled $5,640,479, including expenses related to the transactions but excluding cash acquired. This was financed by the issue of 283,111 Class F Preferred shares of Wood Wyant Inc., with a fair value of $1,861,876 at the respective transaction dates, with the balance paid in cash. The cash portion was financed by term bank loans, from which $3,525,440 had been drawn at September 30, 1998. The Class F Preferred shares are exchangeable at any time for common shares of Wyant Corporation on a one-for-one basis, and in addition holders have a one-time option in July 2000 to retract all of the Class F shares at Cdn. $15.00 per share, payable in five equal annual tranches commencing
     August 3, 2000, with dividends at 3.5% per annum payable monthly from July 1, 2000 if the option is exercised.

     The pro-forma unaudited results of operations for the nine months ended September 30, 1998 and September 30, 1997, assuming consummation of the transactions as of January 1, 1997, are as follows:


                                                                          Nine  months ended September 30
                                                                       -------------------------------------
                                                                           1998                      1997
                                                                           ----                      ----
     Net sales                                                         $79,933,283               $79,583,902
     Net income (loss)                                                   1,321,486                  (119,313)
     Net income (loss) per common share:
       Basic                                                                  0.28                     (0.03)
       Diluted                                                                0.25                     (0.03)

7.   SEGMENT INFORMATION

     Three Months Ended September 30
     -------------------------------

                                                   Sanitation      Health Care       Wiping
                                                    Products        Products        Products         Total
                                                   ----------      -----------      --------         -----
     1998
     ----
     Revenues from external customers              $13,727,748    $ 7,882,562      $3,876,833     $25,487,143
     Intersegment revenues                             859,358        404,376         440,590       1,704,324
     Segment income before taxes                       117,042         67,008          20,503         204,553
     Segment assets                                 26,802,189     16,910,802       5,449,359      49,162,350

     1997
     ----
     Revenues from external customers               12,088,329      7,272,409       3,528,624      22,889,362
     Intersegment revenues                             880,364        825,764         551,736       2,257,864
     Segment income before taxes                       605,914         13,252          55,055         674,221

     Nine Months Ended September 30
     ------------------------------

                                                 Sanitation     Health Care        Wiping
                                                  Products        Products        Products        Total
                                                 ----------     -----------       --------        -----
     1998
     ----
     Revenues from external customers            $37,147,708    $25,572,556     $10,945,670    $73,665,934
     Intersegment revenues                         2,792,263      2,113,775       1,552,054      6,458,092
     Segment income before taxes                   1,472,339        647,804         135,181      2,255,324

     1997
     ----
     Revenues from external customers             37,562,815     21,370,295      10,134,334     69,067,444
     Intersegment revenues                         2,692,613      1,869,220       1,123,549      5,685,382
     Segment income (loss) before taxes            2,079,759     (1,936,218)        224,793        368,334

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

SALES
 -----
Sales for the three months ended September 30, 1998 at $25,487,143 were $2,597,781 or 11.3% higher than the total of $22,889,362 in the third quarter of 1997, after eliminating inter-segment sales which amounted to $1,704,324 in the current quarter, compared with $2,257,864 in the same quarter last year. Sales of the sanitation products segment were $14,587,106, an increase of $1,618,413 or 12.5% over the third quarter of 1997, due to the additional sales revenues derived from the companies acquired in the second quarter of 1998, which more than offset the negative impact of a weaker Canadian dollar translation rate and lower selling prices for paper products. Sales of the health care products segment at $8,286,938 were $188,765 or 2.3% higher than in the same quarter last year. Sales of the wiping products segment at $4,317,423 were $237,063 or 5.8% higher than in the third quarter of 1997.

COST OF SALES AND GROSS PROFIT
------------------------------

Gross profit of the sanitation products segment was at 39% of sales in the third quarter of 1998, unchanged from the corresponding quarter of 1997. In the health care products segment, gross profit was at 19% of sales compared with 18% last year due to the higher sales volume and operating efficiencies. Gross profit of the wiping products segment was unchanged at 17% of sales in the current quarter.

SELLING EXPENSES
----------------
Selling expenses for the third quarter of 1998 at $4,028,139 were $316,090 or 8.5% higher than in the same quarter last year. In the sanitation products segment, selling expenses amounted to $2,688,857, an increase of $294,466, as the added expenses from the businesses acquired in the second quarter of 1998 and a 3% increase in expenses of the ongoing business more than offset the impact of the weaker Canadian dollar translation rate. Selling expenses of the health care products segment declined by $24,565 to $771,733 due to a reduced level of marketing expenses. In the wiping products segment, selling expenses for the current quarter increased by $46,189 to $567,549, due to a higher level of spending required to support the increased sales.

GENERAL AND ADMINISTRATION EXPENSES
-----------------------------------

General and administration expenses for the current quarter at $3,130,440 were $664,266 higher than in the corresponding quarter of 1997. In the sanitation products segment, expenses at $2,459,617 were $555,016 higher than in the same quarter last year. The increase resulted from the inclusion in the current quarter of a special charge of $464,286 related to the rationalization of Wood Wyant Inc.'s operations following the acquisition of businesses during the second quarter of 1998, together with the added expenses of the acquired businesses which amounted to $546,948. These expenses more than offset savings achieved from reduced staffing costs and lower rent charges due to the consolidation of warehousing activities at a Company-owned facility, and the favorable impact on expenses of the weaker Canadian dollar translation rate. In the health care products segment, expenses at $539,031 were $95,200 higher than in the same quarter last year, primarily due to increased professional fees and benefit program costs. Expenses of the wiping products segment increased by $14,050 to $131,792 in the third quarter of 1998.

AMORTIZATION
------------
Amortization was $151,505 in the third quarter of 1998, an increase of $4,760 over 1997.

INTEREST EXPENSE
----------------
Interest expense increased by $118,128 to $391,366 in the current quarter due to the interest costs associated with the financing of the acquisitions in the second quarter and the increased level and cost of borrowing in the health care products segment.

OTHER INCOME
------------
Other income at $79,261 was $15,325 lower than in the third quarter last year.

INCOME BEFORE TAX
-----------------
Income before tax for the third quarter of 1998 was $204,553, a reduction of $469,668 from the amount of $674,221 earned in the same quarter last year. This resulted from reductions of $488,872 in the sanitation products segment and $34,552 in the wiping products segment, partially offset by an improvement of $53,756 in the health care products segment.

INCOME TAXES
------------
Income taxes for the third quarter were $100,000, compared with $245,741 in the same period last year. This reflected the lower level of earnings in the current quarter.

NET INCOME
----------
Net income for the third quarter of 1998 amounted to $104,553, compared with $428,480 in the corresponding quarter of 1997. This represented a break-even in earnings per share for the current quarter, while $0.10 per share was earned in the third quarter of 1997. The 1997 earnings per share have been restated to reflect the four-for-three stock split effected on May 21, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997

SALES
-----
Sales for the nine months ended September 30, 1998 at $73,665,934 were $4,598,490 higher than in the same period last year, after eliminating inter-segment sales of $6,458,092 in the current period compared with $5,685,382 in the prior period. Sales of the sanitation products segment were $39,939,971, a reduction of $315,457 or 0.8% from the prior period level of $40,255,428. This reduction reflected primarily the negative impact of a weaker Canadian dollar translation rate and lower selling prices for paper products, which more than offset the increased sales attributable to the acquisitions during the second quarter of 1998. Sales of the health care products segment at $27,686,331 were $4,446,816 or 19.1% higher than in the same period last year due to the higher level of sales of Symphony (R) and private label adult incontinent briefs, which were introduced during the first half of 1997. Sales of the wiping products segment at $12,497,724 were $1,239,841 or 11.0% higher than in the corresponding period in 1997 due to a significant increase in sales of paper products and systems.

COST OF SALES AND GROSS PROFIT
------------------------------

In the sanitation products segment, gross profit as a percentage of sales declined from 40% to 39% in the nine months ended September 30, 1998 due to lower selling prices for paper products. Gross profit of the health care products segment increased to 20% of sales from 14% of sales in the first nine months of 1997 due to manufacturing efficiencies and increased sales activity in the current period, whereas the prior year results were adversely affected by start-up expenses incurred in the first half of 1997 for the new adult brief line. In the wiping products segment, gross profit declined to 17% of sales from 18% of sales in the same period last year. This change resulted from the increase in 1998 in sales of paper products, which generate lower margins than the segment's other product lines.

SELLING EXPENSES
----------------

For the first nine months of 1998, selling expenses amounted to $11,623,808, an increase of $279,525 over the same period last year. Expenses of the sanitation products segment were $7,655,501, an increase of $107,612 over the corresponding period in 1997, as the added expenses of the acquired businesses more than offset the favorable impact of the weaker Canadian dollar translation rate. Selling expenses of the health care products segment at $2,356,773 were $23,124 higher than in the prior year, as an increase of $247,364 in outward freight costs resulting from the increased level of sales was for the most part offset by expense savings from cost reduction programs. In the wiping products segment, selling expenses increased by $148,789 to $1,611,534 for the current period, due primarily to an increase of $87,615 in outward freight costs brought about by the higher level of sales and to higher printing and advertising expenses.

GENERAL AND ADMINISTRATION EXPENSES
-----------------------------------

General and administration expenses declined by $854,364 or 9.8% in the first nine months of 1998 to $7,883,212. Expenses of the sanitation products segment at $5,790,091 were $173,442 lower than in the same period last year. The reduced costs reflected savings from lower staffing levels and the consolidation of warehousing activities at a Company-owned facility, together with the favorable impact of the weaker Canadian dollar translation rate, all of which were partially offset by the added expenses of the businesses acquired during the year and the special charge of $464,286 incurred in the current quarter for the rationalization of Wood Wyant Inc.'s operations following the acquisition of those businesses. In the health care products segment, expenses at $1,729,812 were $699,308 lower than in the corresponding period last year due to reduced staffing costs resulting from cost reduction programs implemented in 1997 and to non-recurring charges of $427,000 for severance costs and professional fees incurred in the first half of 1997. Expenses of the wiping products segment increased by $18,386 to $363,309 during the current period.

AMORTIZATION
------------

Amortization increased to $411,224 from the amount of $397,650 in the corresponding period last year due to the addition of the acquired businesses.

INTEREST EXPENSE
-----------------

Interest expense increased by $352,938 to $1,097,475 in the current period. The increase resulted from the cost of additional borrowing required to finance the acquisition of businesses in the second quarter of 1998 and the purchase of the Wood Wyant Inc. assets in March 1997, together with the higher cost of borrowing in the U.S. Operations.

OTHER INCOME
------------

Other income decreased by $141,868 to $172,694 in the current nine month period due to reduced foreign exchange gains and interest income.

INCOME BEFORE TAX
-----------------

Income before tax for the nine months ended September 30, 1998 amounted to $2,255,324, an increase of $1,886,990 over the same period last year. The improved results in the health care products segment contributed $2,584,022, but this was partially offset by reduced pre-tax income in the sanitation products ($607,420) and wiping products ($89,612) segments.

INCOME TAXES
------------

Income tax expense amounted to $910,000 in the current period, compared with $345,741 in the same period last year. The increase was due to the improved earnings in the current period and to approximately $156,000 of losses in the 1997 period which could not be tax-effected at that time.


NET  INCOME
-----------

Net income amounted to $1,345,324 or $0.30 per share in the current period, compared with net income of $22,593 in the corresponding period of 1997, which after taking into account dividends and accretion of mandatorily redeemable preferred shares resulted in a loss of $0.02 per share. The earnings per share of both periods give full effect to the 1,333,333 Class E Preferred shares of Wood Wyant Inc. which are exchangeable on a one-for-one basis for common shares of Wyant Corporation and to the four-for-three stock split effected in the form of a stock dividend issued on May 21, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity and capital resources of the Company's United States operations - the Wyant Health Care division and IFC Disposables, Inc. - are discussed together, while the Canadian operations - Wood Wyant Inc. and its subsidiaries - are discussed separately, as each is self-financing and has separate banking facilities.

CANADIAN OPERATIONS
-------------------

The Canadian operations utilized $215,951 of cash during the nine months ended September 30, 1998. Cash from operations amounted to $1,882,295, after a net decrease in working capital of $389,750. Accounts receivable declined by $821,004 due to the impact of the weaker Canadian dollar translation rate and the return of collections to normal levels following a postal strike in late-1997, while inventories decreased by $418,249, primarily due to the impact of the weaker Canadian dollar translation rate. Accounts payable and accrued expenses increased by $133,322, primarily due to the recording of the special charge of $464,286 for the rationalization of Wood Wyant's operations following the recent acquisitions, partially offset by the effect of the weaker Canadian dollar translation rate. Income taxes payable declined by $791,114 due primarily to the payment of 1997 income tax liabilities and a higher level of instalment payments in 1998. Capital expenditures amounted to $456,662 in the first nine months of 1998. New debt raised during the period from an existing facility to finance capital spending amounted to $197,671, while repayments of long-term debt totalled $600,407. In addition, $550,122 of outstanding Class A Preferred shares were redeemed in January 1998 and dividends of $145,133 have been paid on the Class A and Class B Preferred shares.

The businesses acquired in the second quarter of 1998 for total consideration of $5,720,029 were financed by term bank loans, under which an amount of $3,525,440 was drawn down, and by the issue of 283,111 Class F Preferred shares of Wood Wyant Inc. with a fair value of $1,861,876. On June 25, 1998 the Company increased its secured revolving line of credit from Cdn. $6,000,000 to Cdn. $7,500,000 ($4,898,119) to assist in refinancing the operating cash requirements of the newly-acquired companies. As at September 30, 1998, approximately $1,100,000 was available on this line of credit. An additional amount of approximately $984,000 was available to finance future capital expenditures under a revolving credit facility of $1,959,248 (Cdn. $3,000,000).

Management believes that future operating cash flows and the unused availability under existing credit facilities will be sufficient to meet its ongoing operating cash requirements, to repay the term debt as it becomes due and to meet cash requirements for capital asset additions.

U.S. OPERATIONS
---------------

Cash utilized in the nine months ended September 30, 1998 amounted to $702,842. Operating activities generated $889,106 of cash, after a net increase in working capital of $734,838. Inventories increased by $587,501, primarily in the wiping products segment, where a short-term inventory build-up was required to counter temporary raw material supply shortages, while receivables decreased by $299,436 due to improved collection performance and payables were $481,920 lower. Capital expenditures in the current period totalled $231,961. An amount of $100,101 was obtained from the acquisition escrow fund, while $1,455,061 was repaid on the Company's revolving credit facility. As of September 30, 1998, additional borrowing of approximately $1,852,000 was available under this facility.

Management believes that future operating cash flows and the unused availability under existing credit facilities will be sufficient to meet its ongoing operating cash requirements, to repay the term debt as it becomes due and to meet cash requirements for capital asset additions.

YEAR 2000
---------

The Year 2000 problem arises because many computer systems and software products currently in use are coded to accept only two digit entries in the date code field. Four digit entries will be required to identify 21st century dates. Consequently, the use of software and computer systems that are not Year 2000 compliant could result in the disruption of operations. As a result, many companies computer systems and software may need to be upgraded or replaced to conform with Year 2000 requirements.

In order to properly address the Year 2000 issue, the Company has appointed the Vice President, Information Technology of Wood Wyant Inc. as Year 2000 Project Director to direct a project team which will identify Year 2000 issues and coordinate solutions. The project team is currently being assembled. Its role will be to conduct Year 2000 readiness assessment audits at all of the Company's facilities, encompassing all equipment and processes deemed important to the facility's operation. Contingency plans will also be developed.

The Company's Health Care division implemented an applications software package which has been operating since July 1996 and for which written confirmation has been obtained from the vendor that the software is Year 2000 compliant. Wood Wyant Inc. is currently in the process of installing new applications software for which it has obtained written confirmation from the vendor that it is also Year 2000 compliant. This software is expected to be operational in the first quarter of 1999. The software currently in use at IFC Disposables, Inc. is not Year 2000 compliant and will be replaced by hardware and applications software which will be Year 2000 compliant by mid-1999. As an additional precaution, the technical infrastructure of all the Company's businesses will be audited and tested to ensure Year 2000 compliance under normal business conditions.

The total cost of purchasing and installing the new Wood Wyant Inc. software is estimated to be $1,708,000 (Cdn. $2,500,000), and is being financed through lease facilities established with the Bank of Nova Scotia. The cost to replace computer hardware and applications software at IFC has not yet been determined but is not expected to be material.

The Company is also preparing to issue Year 2000 compliance letters requesting confirmation of suppliers' readiness and follow-up discussions will take place for all business-critical suppliers. Major customers will also be contacted to confirm their Year 2000 readiness.

To-date, the Company has not incurred significant incremental costs in order to comply with Year 2000 requirements and does not believe it will incur significant incremental costs in the foreseeable future. However, there can be no assurance that Year 2000 errors or defects will not be discovered in the Company's software systems and, if errors or defects are discovered, there is no assurance that this would not result in a material financial risk to the Company.

------------------

In addition, the Company purchases goods and services from third party vendors that may not be Year 2000 compliant. While the Company intends to obtain confirmation of vendors' state of readiness, their failure to operate properly with regard to Year 2000 requirements could require the Company to incur material expenses to rectify the impact on the Company of such failure. However, all of the Company's raw materials are widely available and the Company is not dependent on any one supplier or group of suppliers.

The Company does not know the state of preparedness for Year 2000 issues of all of its customers. However, no single customer exceeds 7% of consolidated sales and therefore the risk the Company faces is broad based if many customers are unable to use information systems necessary to place orders for Company products.

The Company plans to achieve Year 2000 compliance by mid-1999.

SIGNIFICANT FACTORS AND KNOWN TRENDS
------------------------------------

During the second quarter of 1998, two customers of the Wyant Health Care Division informed the Company that they would discontinue purchasing the Company's incontinent care products. One of the customers, which began purchasing this line of products in January 1998, discontinued purchasing products effective June 1, 1998 and accounted for sales in 1998 of approximately $1.5 million. The second, a long-time private label customer, commenced phasing-out the purchase of the company's products effective July 1, 1998 due to a change in control. However, this customer has indicated that it will continue to purchase products at a reduced level, at least until November 1998. Sales during the first six months of 1998 to this customer amounted to $1.7 million. Sales in the third quarter of 1998 were $188,000 and it is expected that sales in the fourth quarter will amount to approximately $290,000. There is no assurance that this customer will purchase any product from the Company beyond these amounts.

Additionally, the medical insurance program of the State of California (Medi-Cal) had announced that, commencing January 1, 1999, one of the Wyant Health Care Division's incontinent care products would no longer be included as a reimbursable product for purposes of the Medi-Cal program. Medi-Cal has subsequently rescinded the above decision and is in the process of re-examining future changes to the program. Until such time as a decision is made, the existing program will continue unchanged, although management cannot predict Medi-Cal's ultimate decision with respect to the program or the inclusion of this product, or similar products of the Company, in the future. Management has estimated that almost all of the approximately $2.1 million of sales of this product in the State of California during the nine months ended September 30, 1998 resulted from its acceptance under the program.

The Company is currently negotiating a three-year supply contract for sales to a new customer of Airlaid products. The customer has estimated its annual requirements to be $3.6 million per year. Pending contract completion, the Wyant Health Care Division has made sales totalling approximately $1.4 million to this customer during the months of June to October 1998. While the contract is in the process of being negotiated, there is no assurance that it will be completed or, if the contract is not completed, that the customer will continue to purchase Airlaid products from the Company consistent with current practice.

PART II  -  OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings.

ITEMS 2, 3, 4 & 5

Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)   Not applicable

b)   Reports on Form 8-K

     The Company's current report on Form 8-K filed July 14, 1998, as amended by Form 8-K/A filed September 11, 1998, disclosed the acquisition on June 30, 1998 by Wood Wyant Inc., a wholly-owned Canadian subsidiary of the registrant, of four related businesses.

                               WYANT CORPORATION

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Wyant Corporation
                               (Registrant)


Date: November 13, 1998        SIGNATURE: /s/ Marc D'Amour
      -------------------                 ------------------------------------
                                          Marc D'Amour
                                          Vice President,
                                          Chief Financial Officer and Treasurer
                                          (For the registrant and as Principal
                                          Financial Officer)