Form 10-K
period 1998-12-31
WYANT CORP
filed 1999-03-19
CIK 48569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1998

                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                         Commission file number: 0-8410

                               WYANT CORPORATION
                               -----------------
             (Exact name of registrant as specified in its charter

         New York                                   11-2236837
-------------------------------         -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

             100 Readington Road, Somerville, New Jersey      08876
             ------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code      908-707-1800
                                                        ------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

          Title of Each Class
--------------------------------------
Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 17, 1999, was $2,456,745.

As of March 17, 1999, there were 2,273,817 shares of common stock of the registrant outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE
         1.      The Exhibits identified in Item 14(a) 3.
         2.      The 1999 Proxy Statement identified in Items 10, 11, 12 and 13.



                                       ii

                               TABLE OF CONTENTS

Item                                                                              Page
----                                                                              ----

PART I.

1.  Business..................................................................       1

2.  Properties................................................................       6

3.  Legal Proceedings.........................................................       8

4.  Submission of Matters to a Vote of Security Holders.......................       8

PART II.

5.  Market for Registrant's Common Equity and Related Stockholder Matters....        8

6.  Selected Financial Data..................................................       10

7.  Management's Discussion and Analysis of Financial Condition and Results
    of Operations............................................................       11

7A. Quantitative and Qualitative Disclosures about Market Risk...............       18

8.  Financial Statements and Supplementary Data..............................       18

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure.....................................................       18


PART III.

10.  Directors and Executive Officers of the Registrant......................       19

11.  Executive Compensation..................................................       19

12.  Security Ownership of Certain Beneficial Owners and Management..........       19

13.  Certain Relationships and Related Transactions..........................       19


PART IV.

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........       19


                                     PART 1

ITEM 1. BUSINESS

A.   GENERAL

     Wyant Corporation (formerly Hosposable Products, Inc.), a New York corporation incorporated in 1971 (hereinafter "Wyant"), has three wholly-owned subsidiaries, Bridgewater Manufacturing Corp., a New Jersey corporation ("Bridgewater"), IFC Disposables, Inc., a Tennessee corporation ("IFC") and Wood Wyant Inc. (formerly 3290441 Canada Inc.), a Canadian corporation ("Wood Wyant"). Through its Wyant Health Care Division (the "Division" or "Wyant Health Care Division"), it manufactures and distributes adult incontinent products, including disposable underpads and adult briefs. IFC manufactures and distributes disposable wipers and sanitary paper products and systems. Wyant Health Care and IFC products are sold primarily in domestic markets. Wood Wyant manufactures and distributes sanitation products and systems to commercial and institutional markets in Canada. (The "Company" is used herein to make general references, without distinction among Wyant, Wyant Health Care Division, Bridgewater, IFC and Wood Wyant).

     SALE OF WYANT HEALTH CARE DIVISION

On February 23, 1999, Wyant's Board of Directors, pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement") dated as of such date, approved the sale of its Wyant Health Care Division to Paper-Pak Products, Inc. ("PaperPak") of LaVerne, California, for total consideration of approximately $15,500,000 including the assumption of certain debt of $3,500,000. The transaction is subject to PaperPak's completion of financing, customary regulatory approvals and the approval of Wyant shareholders and is expected to close during the second quarter of 1999.

     WOOD WYANT

     Wood Wyant is a manufacturer and national distributor, in Canada, of a broad range of industrial and institutional sanitation products, including paper hand towels, bathroom tissue, related sanitary paper products, janitorial chemicals, waste receptacles and cleaning equipment and systems. Wood Wyant is the only dedicated national distributor of a full line of sanitary paper products, janitorial chemicals and equipment, and sanitation supplies to institutional markets in Canada. Wood Wyant, headquartered in Montreal, employs approximately 440 people and operates a paper converting plant and two chemical manufacturing facilities in Ontario and British Columbia. Wood Wyant services some 20,000 customers through a direct sales organization supported by customer service centers located across Canada.

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

     Wood Wyant's distribution operations are conducted primarily from leased facilities throughout Canada, thereby providing flexibility in meeting market requirements and eliminating the need to make capital expenditures for real estate.

     In 1998, the Company, through Wood Wyant, acquired several businesses engaged in the distribution of sanitation products and manufacture of janitorial chemicals. See the notes to the Company's consolidated financial statements for information with respect to these acquisitions, including selected unaudited pro forma information.

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

     The Division's products are manufactured on a number of continuous production lines that automatically assemble the various layers of product materials, bond them with various fixative means, cut the materials to specific lengths and fold, count, stack and bag/box the completed products. During 1998, the Division produced the vast majority of its products with its own equipment, at leased facilities in Fresno, California and at its principal manufacturing facility in Branchburg, New Jersey purchased by Wyant in December 1993. The Division's products are sold by a direct sales organization supported by a customer service department located at the Branchburg facility.

     IFC

     IFC's operations are conducted at a newly established location in Brownsville, Tennessee. IFC's manufacturing operations include the conversion of various materials into wiping products. Specialized machinery cuts, folds or winds various materials into finished products which are packaged and placed into shipping containers. IFC's products are sold to some 683 distributors and brokers located in 44 states by a direct sales organization and independent brokers supported by customer service located at the Brownsville facility.

B.   INDUSTRY SEGMENTS

     The Company operates in three industry segments, including the health care products segment. The assets, revenues and income before taxes of the two continuing segments are shown in the "Notes to Consolidated Financial Statements" (Part IV, Item 14).

C.   SUPPLY OF RAW MATERIALS

     The Company purchases raw materials necessary for the manufacture of its products from several unaffiliated suppliers. These raw materials are readily available from numerous sources. The Company is not dependent upon any one major source of supply, and is not limited by any supply contracts.

     As of January 1, 1999, the Company signed a five-year supply agreement to purchase a minimum of 16,200 short tons of paper towelling and tissue annually at market prices. This supplier provides 100% of the Company's requirements for these products.

D.   MARKETING AND SALES

     WOOD WYANT

     Wood Wyant's products are sold by a field sales organization of approximately 110. Sales (other than inter-company transactions with IFC) are made primarily to end users, with a minor percentage made to distributors.

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

     Wood Wyant's direction in marketing calls for profitable growth based upon a consultative selling approach where skilled and highly trained account managers provide customers with cost effective solutions to sanitation problems. Wood Wyant's marketing activities are consolidated in Montreal and have been strengthened. The marketing group of Wood Wyant is responsible for the strategic direction and growth and development of Wyant's various product lines.

     SERVICE AND LOGISTICS

     Wood Wyant operates fourteen full service customer service centers located strategically across Canada in Dartmouth (Halifax), Lachine (Montreal), Hull (Ottawa), Pickering (Toronto), Sudbury, Sault Ste-Marie, Thunder Bay, Winnipeg, Edmonton, Castlegar, Kelowna and Vancouver (3). Responsibility for logistics is centralized to provide greater control over essential operations of the business in the areas of forecasting, production planning, inventory control and management and purchasing. Service level standards are established and performance is monitored on a continuous basis. Wood Wyant maintains a policy of next day delivery of all core stocking products from its major service centers. Such deliveries are made via courier companies, transportation companies, local cartage or company - operated vehicles in selected locations. As a result of these service levels and short lead times for replenishment, there are no material backlogs.

     Wood Wyant's principal customer channels are in the health care and education (including schools, universities and colleges) segments, but also include industrial entities and distributors. Most of its customers are located in Canada, with customers in the United States accounting for less than 8% of sales, including sales to IFC. Wood Wyant has no single customer that accounts for more than 1% of sales, except for IFC, which accounts for 6.5% of sales.

     WYANT HEALTH CARE DIVISION

     The Division's products are sold by 13 salaried sales and marketing personnel and by several independent sales organizations that work on a commission basis.

     Most of the Division's sales (other than inter-company transactions with IFC) are made to distributors that, in turn, sell the Company's products to institutional users such as hospitals and nursing homes, and to industrial users. Other sales are made to private labellers that sell to retail individual/chain stores. The retail chains usually sell the products under private label.

     The following table shows, for the years indicated, percentage information in respect of the Division's net sales.

                                                     1996      1997      1998
                                                     ----      ----      ----
     Major Distributors.......................       10.5      12.4      11.1
     Other Distributors.......................       34.7      19.9      21.0
     Government Agencies......................        1.0       1.1       0.8
     Private Label............................       18.4      28.9      28.7
     Converters (airlaid/nonwoven fabrics)....        7.0*      5.2*      7.7*
     Industrial Wiping Products (IFC).........       28.4      32.5      30.7

     * Does not include inter-company sales of $2,474,815, $2,498,939 and $1,542,772, in 1998, 1997 and 1996, respectively, to IFC.


     At December 31, 1998 the Division had a backlog of firm orders of approximately $2,120,000, compared to $1,460,000 at December 31, 1997. These firm orders will be filled during the first quarter of 1999.

     IFC

     IFC's products are sold by 8 salaried sales personnel and by several independent sales organizations that are paid on a commission basis.

     IFC's sales are made primarily to distributors that resell IFC's products to institutional users such as manufacturers, utilities, nursing homes and restaurants.

E.   COMPETITION

     WOOD WYANT

     Wood Wyant competes in the sanitary paper and janitorial product markets across Canada. The Canadian market for sanitary paper and sanitation products is fragmented and is served by over 200 distribution companies that compete directly with Wood Wyant on a regional basis and that tend to be small to medium sized. Only two companies compete on a national basis, with Wood Wyant being the only national full line distributor focused solely on the institutional sanitation market. Recently, the North American sanitation distribution industry has been experiencing a period of consolidation. Wood Wyant participated in this consolidation process through the acquisition of four distributors in Canada during the second quarter of 1998. Wood Wyant will continue to seek out acquisition opportunities which meet its investment criteria.

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

     WYANT HEALTH CARE DIVISION

     The industry in which the Division competes is highly competitive. Among the competitors are such firms as Kendall, PaperPak (the proposed buyer of the Division) and others with substantially greater resources than the Company's, as well as many firms comparable to the Division in "size" and the primary businesses of which are directly competitive. Although the Division is a leading manufacturer of underpads, it is not a significant factor in the overall adult incontinent market.

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

F.   EMPLOYEES/UNION CONTRACTS

     WOOD WYANT

     Wood Wyant currently has approximately 440 employees, including approximately 320 salaried employees and 120 hourly employees. Wood Wyant's hourly workers are covered under four separate collective bargaining agreements, the largest of which covers 80 workers at Wood Wyant's Pickering plant and expires on October 25, 1999. Wood Wyant has never had a work stoppage in its history, nor has it had any other material labor problems.

     WYANT HEALTH CARE DIVISION

     The Division has 187 employees, of whom 145 are employed in New Jersey, and 42 are employed in Fresno, California.

     The Division is party to collective bargaining agreements with the International Production Service & Sales Employees Union that serves its New Jersey factory-labor employees. The agreements expire in 2001. The Division considers its relations with its employees to be satisfactory, and no labor disputes are anticipated, nor have any affected operations negatively to date.

     IFC

     IFC employs 62 personnel at its facility in Brownsville, Tennessee. Employees are not unionized.

G.   PATENTS AND TRADEMARKS

     The Company is the owner of 36 patents and 167 trademarks.

     Of the patents, 35 apply to the Sanitation Products segment and relate to dispensers used with the Company's paper and chemicals products. The remaining patent is for "Tuckables(R)" underpads manufactured by the Health Care Products segment. The Company is not able to assess any economic advantage particularly attributable to any of the above patents.

     The trademarks relate primarily to the Sanitation Products segment (134 trademarks), with 19 applicable to the Health Care Products segment and 14 to the Wiping Products segment. These trademarks are used to protect the identification of individual products, but the Company is unable to assess any economic advantage particularly attributable to any of them. Moreover, there is no assurance that trademark rights are enforceable as a mere consequence of trademark registration.

H.   ENVIRONMENTAL

     The Company has been participating with the New Jersey Department of Environmental Protection ("DEP") in the investigation and potential clean-up of the Company's former site of operation located at 5 and 6 Easy Street, Bridgewater, New Jersey. As a tenant, the Company is potentially responsible to the DEP for environmental contamination based solely upon it having been a tenant at the site where there is contamination. Similarly, the Company is potentially jointly and severally liable with the landlord for both the investigation and clean-up costs. To date, the investigation has established that, in addition to on-site contamination, some of the contamination on the site is or has come from off site. The Company disputes it caused any such contamination and maintains that on-site contamination was a result of prior tenants' acts.

     Nevertheless, the Company has fully cooperated with the DEP and has presently been directed by the DEP to delineate the ground water contaminant plume, which may result in establishing that the contamination is a regional problem rather than one specific to the former site that the Company leased.
The Company has entered into a flat fee contract with its environmental consultants for $11,750 for the delineation investigation. Upon determination of the contaminant plume, the Company will petition the DEP for a classification exception area where the remedial action will be natural attenuation.

     After the investigation is completed, the DEP could require clean-up or remediation of the contamination on site, the cost of which could potentially be in the range of $100,000 to $150,000. However, present technology is such that no remedial action plan could bring the site in conformity with the present DEP regulations, regardless of the funds spent.

     The Company is unaware of any other environmental or similar matters that would have a material effect on the capital expenditures, earnings or competitive position of the Company.

ITEM 2. PROPERTIES

     WOOD WYANT

     Wood Wyant's manufacturing operations include the conversion of base paper and the manufacturing of janitorial chemicals. Base paper is converted into paper hand towels and bathroom tissue at a plant owned by Wood Wyant in Pickering (Toronto), Ontario. Specialized machinery in this plant cuts, folds or winds the paper into finished products that are packaged and placed in shipping containers. The Pickering plant occupies approximately 149,500 square feet. For the year ended December 31, 1998, production at Pickering totalled approximately 1,808,000 cases, which represents approximately 66% of capacity.

     Wood Wyant develops and blends janitorial chemicals from raw materials produced by major base chemical suppliers. The chemicals are blended in large tanks and packed into shipping containers for sale by the Wood Wyant distribution network. Wood Wyant operates two chemical plants which are located in rented facilities in Scarborough (Toronto), Ontario and Abbotsford (Vancouver), British Columbia. For the year ended December 31, 1998, total production at these plants reached approximately 2,857,000 liters (49% of capacity).

     Wood Wyant's distribution operations are conducted through leased facilities throughout Canada, thereby providing flexibility in meeting market requirements and eliminating the need to make capital expenditures for real estate. The location of the leased facilities, including square footage and lease expiration dates, are as follows:

                                                   Area in          Year of
                                                 Square Feet       Expiration
MANUFACTURING
Pickering (Toronto), Ontario (1)...............     78,200            --
Scarborough (Toronto), Ontario.................     22,700           2001
Abbotsford, B.C................................      4,500       month to month

DISTRIBUTION
Dartmouth (Halifax), Nova Scotia...............     12,100           2003
Lachine (Montreal), Quebec.....................     91,700           2004
Hull (Ottawa), Quebec (2)......................      7,800       month to month
Pickering (Toronto), Ontario (1)...............     71,300            --
Sudbury, Ontario...............................     12,000           2003
Sault Ste-Marie, Ontario.......................      8,100           2003
Thunder Bay, Ontario...........................      4,200           2003
Winnipeg, Manitoba.............................     12,000           2001
Edmonton, Alberta..............................     14,000           2000
Burnaby (Vancouver), B.C. .....................     10,400           2000
Coquitlam (Vancouver), B.C. ...................     25,000           2000
Vancouver, B.C. ...............................      8,000           2000

(1)  Wood Wyant owns this 149,500 sq. ft. facility.
(2)  A new lease for a term of 5 years is currently being finalized.

     WYANT HEALTH CARE DIVISION

     Since May 31, 1994 the Division has conducted all New Jersey operations at its Branchburg, New Jersey location. This facility accommodates manufacturing operations, warehousing and administrative activities in a 111,640 square foot building. This facility will be sold to PaperPak pursuant to the Asset Purchase Agreement if the transaction is consummated.

     The Division leases approximately 80,000 square feet, used for manufacturing and warehousing, in a building at 95 Santa Fe Avenue, Fresno, California, from Len-Sid Realty Co. Leonard Schramm, a former President of the Company is a partner in Len-Sid Realty Co. The terms of the lease agreement, including $110,116 as annual rent, are comparable to terms that might be obtainable from an unaffiliated lessor of like property in the immediate vicinity of the Fresno warehouse. The lease term is for six months, but terminable on 90 days' notice (essentially, because the landowner, The Atchison, Topeka and Santa Fe Railroad, has the right to terminate Len-Sid Realty Co.'s "possession" on 90 days' notice).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No event that would be described in response to this item has occurred.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Common Stock is traded on the Nasdaq National Market System under the symbol "WYNT". On May 21, 1998, the Company effected a four-for-three stock split of the Common Stock (the "Stock Split") in the form of a stock dividend to holders of record on April 28, 1998. The following table sets forth the quarterly high and low bid prices per share for the Common Stock for the periods indicated, as reported by the Nasdaq National Market System. The prices for the period prior to May 21, 1998 have been retroactively adjusted to reflect the Stock Split. These prices represent prices by dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.


                      High           Low
                      ----           ---
1997
1st Quarter           4.312          3.375
2nd Quarter           3.937          3.187
3rd Quarter           4.875          2.625
4th Quarter           5.250          4.125

1998
1st Quarter           7.406          4.594
2nd Quarter           6.750          5.188
3rd Quarter           5.750          3.250
4th Quarter           4.500          3.250



     As of the Record Date, there were 2,273,817 shares of Common Stock outstanding and approximately 800 record holders of Common Stock.

     Wyant has never paid a cash dividend on the Common Stock and does not anticipate paying any cash dividends in the foreseeable future. Wyant's ability to pay dividends is subject to Wyant's income, receipt of cash flow from subsidiaries in the form of dividends or similar distributions, financial condition, capital needs and restrictions contained in various credit agreements.

     On January 19, 1999, Wyant received notification from the Nasdaq National Market that Wyant's request for an oral hearing to consider the continued listing of the Common Stock on the Nasdaq National Market System had been granted. The hearing was held before a panel authorized by Nasdaq's Board of Governors (the "Panel") on February 25, 1999 in Washington, D.C.

     Wyant had previously received notification from the Nasdaq National Market that it intended to delist the Common Stock from the Nasdaq National Market System due to Wyant's failure to maintain compliance with one of the Nasdaq National Market's listing maintenance standards (the market value of public float requirement of $5 million).

     Until the Panel makes a decision, the Common Stock will remain listed on the Nasdaq National Market System. Wyant intends to continue to explore other listing alternatives pending a decision by the Panel, such as trading on Nasdaq's SmallCap Market or on another appropriate trading exchange or market. There can be no assurance as to when a decision will be reached by the Panel or that such a decision will be favorable to Wyant. An unfavorable decision could result in the delisting of the Company's common stock from the Nasdaq National Market System. The Company has been informed by the Nasdaq National Market that it currently satisfies the continued listing requirements of the Nasdaq SmallCap Market and, assuming an unfavorable decision from the Panel, the Company expects to list its common stock on the Nasdaq SmallCap Market subject to customary administrative requirements relating to the listing.

Item 6. SELECTED FINANCIAL DATA

                                                               Year ended December 31
                                                 -----------------------------------------------------
                                                  1998       1997       1996         1995        1994
                                                 ------     ------     ------      -------     -------
                                                                                              Unaudited
                                                      (In thousands, except per share amounts)

Statement of Operations Data:

Sales.......................................    $67,124    $63,560    $62,591       $60,539     $59,456
Cost of sales...............................     43,218     39,691     38,152        37,035      38,167
Gross profit................................     23,906     23,869     24,439        23,504      21,289
                                                -------    -------    -------       -------     -------
Selling, general and administration
  expenses..................................     21,358     21,125     21,325        20,814      22,125
Amortization................................        508        429        505           584         653
Non-recurring items.........................         --         --        550         1,808          61
Interest expense............................      1,158        745        511           742         724
Other income (expense)......................       (244)      (230)      (185)          191         265
                                                -------    -------    -------       -------     -------
                                                 22,780     22,069     22,706        24,139      23,828
Income (loss) from continuing
operations before income taxes
and extraordinary gain......................      1,126      1,800      1,733         (635)      (2,539)
Income tax expense (benefit)................        572        801        796         (460)        (625)
                                                -------    -------    -------       -------     -------
Income (loss) from continuing operations
before extraordinary gain...................        554        999        937         (175)      (1,914)
Income (loss) from discontinued
operations, net of income taxes.............      1,021       (581)      (793)         269        1,210
                                                -------    -------    -------       -------     -------
Income (loss) before extraordinary gain.....      1,575        418        144           94         (704)
Extraordinary gain, net of income taxes.....         --         92         --           --           --
                                                -------    -------    -------       -------     -------
Net income (loss)...........................      1,575        510        144           94         (704)
Dividends and accretion of mandatorily
redeemable preferred shares.................        360        191         --           --           --
                                                -------    -------    -------       -------     -------
Net income (loss) attributable to
common shares...............................    $ 1,215     $  319     $  144       $   94      $  (704)
                                                =======    =======    =======       =======     =======
Per common share
Basic
  Income (loss) from continuing operations
  before extraordinary gain.................    $  0.06     $ 0.22     $  0.26      $(0.05)     $ (0.53)
  Discontinued operations...................    $  0.28     $(0.16)    $ (0.22)     $ 0.08      $  0.33
  Net income (loss).........................    $  0.34     $ 0.09     $  0.04      $ 0.03      $ (0.20)
Diluted
  Income (loss) from continuing operations
  before extraordinary gain.................    $  0.06     $ 0.22     $  0.26      $(0.05)     $ (0.53)
  Discontinued operations...................    $  0.27     $(0.16)    $ (0.22)     $ 0.08      $  0.33
  Net income (loss).........................    $  0.33     $ 0.09     $  0.04      $ 0.03      $ (0.20)
Weighted average number of common
shares outstanding..........................  3,606,247  3,597,125   3,589,884   3,589,884    3,589,124


                                                                  At December 31
                                               --------------------------------------------------------
                                                1998       1997        1996        1995          1994
                                               ------     ------      ------      ------        -------
                                                                                Unaudited     Unaudited
Balance Sheet Data:
Working capital of continuing operations.....  $ 1,822   $    82      $ 3,217     $ 8,410      $  6,783
Total assets.................................   42,540    37,156       37,593      38,441        39,586
Long-term obligations (excluding
  current maturities)........................    3,888     1,998        6,259       5,945         7,718
Redeemable preferred shares..................    5,990     4,930        2,268       2,268         2,268
Cash Dividends declared per common share.....       --        --           --          --            --


Note: Data for the years 1994 to 1997 inclusive have been restated to reflect the discontinued operations presentation and the stock split which occurred in 1998.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes (See Item 14). As indicated previously, pursuant to the Asset Purchase Agreement, Wyant has agreed to sell the Division and substantially all of its operating assets to PaperPak. Accordingly, such consolidated financial statements, as well as the discussion below and analysis of financial condition and operations, reflect the consummation of this transaction by showing the health care business as "discontinued operations" for income statement purposes and as "assets held for divestiture" for balance sheet purposes.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     SALES: Sales of continuing operations for the year ended December 31, 1998 increased by $3,564,434 or 5.6% to $67,124,137 from the total of $63,559,703 in the year ended December 31, 1997, after eliminating inter-segment sales of $4,083,590 in 1998 and of $4,074,080 in 1997.

     Sales of the sanitation products segment were $54,490,900 in 1998, up by $1,956,172 or 3.7% over the 1997 sales of $52,534,728. This increase resulted from additional sales from the businesses acquired in the second quarter of 1998, which more than offset a reduction in selling prices of paper products and the adverse effect of a weaker Canadian dollar translation rate.

     Sales of the wiping products segment increased by $1,617,772 or 10.7% to $16,716,827 in 1998, from $15,099,055 in 1997. The increase resulted primarily from higher sales of paper products and systems.

     COST OF SALES AND GROSS PROFIT: Gross profit of the sanitation products segment for 1998 was $21,041,150 or 38.6% of sales, compared with $21,169,065 or 40.3% of sales in 1997. The lower margin primarily reflected the continuing competitive pricing environment for paper products, together with slightly reduced margins for chemicals and sanitation products.

     Gross profit of the wiping products segment in 1998 amounted to $2,864,521 or 17.1% of sales, compared with $2,699,437 or 17.9% of sales in 1997. The reduced margin resulted from increased sales of paper products, which generate relatively lower margins than most of the segment's other product lines.

     SELLING EXPENSES: Selling expenses for 1998 amounted to $12,658,838, an increase of $727,358 or 6.1% over the 1997 level of $11,931,480. Expenses of the sanitation products segment in 1998 at $10,438,946 were $573,953 or 5.8% higher than the 1997 amount of $9,864,993. The increase resulted primarily from the added expenses of the acquired businesses, which more than offset the favorable impact of the weaker Canadian dollar translation rate. In the wiping products segment, selling expenses in 1998 were $2,219,892, an increase of $153,405 or 7.4% over the 1997 total of $2,066,487, due principally to higher outward freight costs resulting from the higher level of sales ($119,934).

     GENERAL AND ADMINISTRATION EXPENSES: General and administration expenses for 1998 were $8,699,535, a reduction of $494,408 or 5.4% compared with the 1997 expenses of $9,193,943. Expenses of the sanitation products segment for 1998 were $7,811,599, compared with $8,288,049 in 1997. The decrease of $476,450 or
5.7% from 1997 resulted from savings derived primarily from lower staffing levels and the consolidation of warehousing activities at a Company-owned facility which, together with the favorable impact of the weaker Canadian dollar translation rate, more than offset the expenses added from the businesses acquired during the second quarter of 1998 and the special charge of $464,286 incurred in the third quarter of the year for the rationalization of Wood Wyant's operations following the acquisition of those businesses.

Expenses of the wiping products segment for 1998 were $572,936, an increase of $114,542 or 25.0% over the 1997 level of $458,394. This resulted primarily from a $50,000 increase to the allowance for doubtful accounts which was required due to slower collection of accounts receivable, together with higher staffing costs. Corporate charges in 1998 were $315,000, a decrease of $132,500 compared with the total of $447,500 in 1997, which included $206,500 of professional fees associated with the purchase of the Canadian sanitation products business in March 1997.

     AMORTIZATION: Amortization amounted to $507,540 in 1998, an increase of $78,729 over the 1997 level of $428,811, due to the additional amortization from the acquired businesses and from the goodwill resulting from their purchase.

     INTEREST EXPENSE: Interest expense amounted to $1,158,249 in 1998, an increase of $413,160 over the 1997 expense of $745,089. The increase resulted from higher borrowing costs in the United States ($290,450), together with an increase in Canada of $122,710 which resulted from the financing of the businesses acquired during 1998. Interest expense in the United States for 1998 includes approximately $632,000 of interest on the loan from Congress Financial Corporation. This loan will be repaid from the proceeds from the sale of the discontinued health care operations and consequently the interest expense will be reduced accordingly from the time of the transaction.

     OTHER INCOME: Other income amounted to $244,067 in 1998, up from $230,790 in 1997.

     INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY
GAIN: Income from continuing operations before income taxes and extraordinary gain amounted to $1,125,576 in 1998, a reduction of $674,393 from the 1997 level of $1,799,969. The sanitation products and wiping products segments decreased by $414,468 and $149,059 respectively, while corporate expenses were $110,866 higher in 1998. The results for 1998 include the special charge of $464,286 incurred in the third quarter for the rationalization of Wood Wyant's operations following the acquisitions in the second quarter of the year.

     INCOME TAXES: Income tax expense at $572,000 was $228,597 lower in 1998 than the expense of $800,597 in 1997, reflecting the reduced level of pre-tax income in 1998.

     DISCONTINUED OPERATIONS: The discontinued health care operations generated after-tax income from operations of $1,021,602 or $0.28 per common share in 1998, compared with an after-tax loss of $580,874 or ($0.16) per common share in 1997. The improvement in 1998 was primarily a result of a 16.4% increase in sales, due to the higher sales of Symphony(R) and private label adult incontinent briefs, which were introduced during the first half of 1997 and of higher margins, at 20% of sales compared with 16% of sales in 1997, due to manufacturing efficiencies and increased sales activity. In addition, general and administration expenses were lower than in 1997, when a non-recurring charge of $427,000 for severance costs and professional fees was incurred.

     EXTRAORDINARY GAIN: An extraordinary gain of $91,958 or $0.03 per common share, net of tax of $47,372, was realized in 1997 on the refinancing of certain term debt.

     NET INCOME: Net income for 1998 amounted to $1,575,178, an improvement of $1,064,722 over the 1997 income of $510,456. After deducting dividends and accretion relating to the mandatorily redeemable preferred shares, the earnings amounted to $0.34 per common share in 1998, compared with $0.09 per common share in 1997.

Results of Operations for Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     SALES: Sales of continuing operations for the year ended December 31, 1997 increased by $968,996 or 1.55% to $63,559,703 from the level of $62,590,707 in the year 1996, after eliminating inter-segment sales, which increased to $4,074,080 in 1997 from $2,299,634 in 1996.

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

     COST OF SALES AND GROSS PROFIT: The sanitation products segment realized gross profit of $21,169,065 or 40.3% of sales in 1997, compared with $21,991,889 or 41.6% of sales in 1996. The margin reduction was primarily caused by the competitive pricing environment for paper products in 1997.

     Gross profit of the wiping products segment was $2,699,437 or 17.9% of sales in 1997. In 1996 gross profit amounted to $2,447,344 or 20.4% of sales. The lower margin was the result of the significant increase in sales of paper products, which generate lower margins than the segment's other product lines.

     SELLING EXPENSES: Selling expenses for 1997 totalled $11,931,480, a reduction of $84,284 from the 1996 level of $12,015,764. Expenses of the sanitation products segment for 1997 at $9,864,993 were $468,691 lower than the 1996 amount of $10,333,684. The reduction was due primarily to lower staffing levels in 1997 and the favorable impact of the weaker Canadian dollar translation rate, together with lower marketing and promotion expenses than in 1996, when a new product catalogue was produced. In the wiping products segment, 1997 expenses were $2,066,487, an increase of $384,407 or 22.9% over the 1996 expenses of $1,682,080. This increase resulted primarily from higher outward freight costs associated with the increased sales activity ($180,660) and related selling expense increases.

     GENERAL AND ADMINISTRATION EXPENSES: General and administration expenses for 1997 at $9,193,943 were $114,895 lower than the 1996 total of $9,308,838.
In the sanitation products segment, expenses declined by $463,916 in 1997 to $8,288,049, compared with $8,751,965 in 1996. The reduction resulted primarily from lower staffing levels in 1997 and the favorable impact of the weaker Canadian dollar translation rate. During 1997, the Company transferred its Ontario Distribution Center from a leased facility in Scarborough, Ontario to the company-owned facility at Pickering, Ontario. The Company provided approximately $238,000 at December 31, 1997 for future costs related to the sublease of the Scarborough facility. In the wiping products segment, 1997 expenses amounted to $458,394, an increase of $33,521 over the 1996 expenses of $424,873, due primarily to higher staffing costs. Corporate charges were $447,500 in 1997, compared with $132,000 in 1996. The increase of $315,500 was primarily a result of professional fees of $206,500 related to the Wood Wyant acquisition in March 1997, together with increased insurance costs.

     AMORTIZATION: Amortization amounted to $428,811 in 1997, a reduction of $76,534 from the 1996 level due to the relatively low level of capital spending in 1997.

     NON-RECURRING ITEMS: A charge of $549,805 was recorded in 1996 for expenses incurred in relation to the Wood Wyant acquisition.

     INTEREST EXPENSE: Interest expense totalled $745,089 for 1997, an increase of $233,836 over the 1996 expense of $511,253, as the additional interest costs related to the debt used to finance the Wood Wyant acquisition more than offset the favorable impact of lower interest rates in 1997.

     OTHER INCOME: Other income for 1997 of $230,790 was $46,154 higher than in 1996. The increase resulted from foreign exchange gains in Canada.

     INCOME FROM CONTINUING OPERATIONS BEFORE INCOMES TAXES AND EXTRAORDINARY
GAIN: Income from continuing operations before tax and extraordinary gain totalled $1,799,969 in 1997, an improvement of $67,105 over the 1996 amount of $1,732,864. The sanitation products segment improved by $326,224, while the wiping products segment declined by $171,424. Corporate expenses increased by $86,695 in 1997.

     INCOME TAXES: Income tax expense increased by $4,604 in 1997 to $800,597, reflecting primarily the higher pre-tax income in 1997.

     DISCONTINUED OPERATIONS: The discontinued health care operations incurred an after-tax loss from operations of $580,874 or $(0.16) per common share in 1997, compared with an after-tax loss of $792,481 or $(0.22) per common share in 1996. The reduction in after-tax loss resulted from higher margins in 1997 due to cost reductions and improved operating efficiencies, together with general and administration expenses which were lower in 1997 as a result of cost reduction programs, despite the inclusion of a non-recurring charge of $427,000 in 1997 for severance costs and professional fees.

     EXTRAORDINARY GAIN: An extraordinary gain of $91,958 or $0.03 per common share, net of tax of $47,372, was realized in 1997 on the refinancing of certain term debt.

     NET INCOME: Net income for 1997 amounted to $510,456, an improvement of $366,066 over the 1996 income of $144,390. After deducting dividends and accretion relating to the mandatorily redeemable preferred shares, the earnings amounted to $0.09 per common share in 1997, compared with $0.04 per common share in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and capital resources of the Company's United States operations (IFC Disposables) and Canadian operations (Wood Wyant) are discussed separately, as each is self-financing and has separate banking facilities.

     CANADIAN OPERATIONS

     Cash utilized during 1998 amounted to $941,045. Cash generated from operations, net of a working capital increase of $167,032, amounted to $1,912,769. The higher working capital resulted primarily from decreases in accounts payable ($428,079) and income taxes payable ($595,130) which, together with an increase in prepaid expenses ($176,753), more than offset a reduction in accounts receivable of $1,098,925. The lower receivables resulted from the return to more normal levels following a postal strike in Canada in late - 1997, together with the impact of a weaker Canadian dollar translation rate. The reduction in payables was primarily due to the weaker Canadian dollar translation rate. The decrease in income taxes payable resulted from the payment of 1997 income tax liabilities and a higher level of instalment payments in 1998. Capital expenditures amounted to $679,331 in 1998. Repayments of long-term debt during the year totalled $1,001,944, while an amount of $197,671 was borrowed from an existing facility to finance certain of the capital expenditures. In addition, $550,122 of outstanding Class A Preferred shares were redeemed in January 1998 and dividends of $190,955 have been paid on the Class A and Class B Preferred shares.

     During the second quarter of 1998, Wood Wyant acquired four businesses for total consideration of $5,715,034. These acquisitions were financed by term bank loans, under which an amount of $3,525,440 was drawn down, and by the issue of 283,111 Class F Preferred shares of Wood Wyant with a fair value of $1,861,876. On June 25, 1998 the Company increased its secured revolving line of credit from Cdn. $6,000,000 to Cdn. $7,500,000 ($4,891,411) and on March 10,
1999 increased it by an additional Cdn. $2,000,000 to Cdn. $9,500,000 ($6,195,787). These increases were required to assist in refinancing the operating cash requirements of the newly-acquired companies and to meet increased working capital requirements. At December 31, 1998, approximately $1,190,000 was available under the Cdn. $7,500,000 facility. In addition, approximately $721,000 was available to finance future capital expenditures under a revolving credit facility of $1,956,564 (Cdn. $3,000,000).

     Management believes that future operating cash flows and the unused balance available under existing credit facilities will be sufficient to meet its ongoing operating cash requirements, to repay the term debt and redeem the Preferred shares as they become due and to meet cash requirements for capital asset additions.

U.S. OPERATIONS

     Cash of $2,524,213 was utilized by continuing operations in the United States during 1998. Working capital increased $344,847, primarily due to higher inventories ($509,741) and lower payables ($234,987), partially offset by an increase of $347,435 in income taxes payable. The higher inventory levels were at IFC and resulted primarily from a build-up of inventories to counter temporary raw material supply shortages. Capital expenditures of continuing operations in 1998 amounted to $174,361. A total of $1,642,028 of the committed revolving credit facility with Congress Financial Corporation was repaid during 1998.

     Management believes that future operating cash flows and unused balance available under the existing credit facility will be sufficient to enable the Company to meet its ongoing operating cash requirements and to finance capital assets additions until the sale of the Wyant Health Care Division and to meet its ongoing cash requirements if the sale of the Wyant Health Care Division is not consummated. Thereafter, following the repayment of the balance outstanding under the secured line of credit with Congress Financial Corporation, management believes that future operating cash flows and excess cash on hand will be sufficient to meet operating cash requirements and to finance capital asset additions.

     DISCONTINUED OPERATIONS

     On February 23, 1999, the Board of Directors approved the sale of the Company's Wyant Health Care Division, subject to completion of buyer financing, customary regulatory approvals and the approval of the Company's shareholders, for cash on closing of $11,500,000 and $550,000 which will be held in escrow for twenty-four months. These cash proceeds are subject to adjustment on closing, which is expected to occur in the second quarter of 1999. Results of operations between the measurement date of December 17, 1998 and the closing date are expected to contribute positively to the Company's overall results. Cash received on closing will be utilized to pay off the balance under the secured line of credit with Congress Financial Corporation ($4,238,720 as at December 31, 1998), pay the withdrawal liability and income taxes generated by the transaction, and temporarily to reduce other outstanding debt.

     SIGNIFICANT FACTORS AND KNOWN TRENDS WITH REGARD TO DISCONTINUED OPERATIONS

     PENSION PLAN

     Certain employees of the Wyant Health Care Division are members of a multi-employer defined benefit Pension Plan (the "Plan" or "Pension Plan"). The Company was informed by the Pension Plan administrators that the Plan had failed to meet minimum legal funding requirements and that the Company's pro-rata share of the minimum funding deficiency was $370,000. The Plan has applied to the IRS for a waiver from the minimum funding requirements and awaits a response. If the waiver is obtained, the employers contributing to the Plan would be required to fund and charge to earnings the funding deficiency, and corresponding interest charges, over a 15 year period. If the waiver is not obtained, an excise tax may be imposed on the Plan and such excise tax could be as much as 100% of the funding deficiency.

     The sale of the Wyant Health Care Division will trigger a withdrawal liability as PaperPak, the acquirer of the Division, will not assume the Company's obligation under the Plan. This withdrawal liability will be funded through the proceeds from the sale of the Division. In addition to the withdrawal liability, the Plan may also seek to collect the Division's pro-rata share of the funding deficiency discussed above. After taking into account these Pension Plan liabilities, the Company estimates that it will realize a gain on the sale of the Division.

     AIRLAY II MACHINE

     In 1992, the Division purchased a machine ("Airlay II") for the production of airlaid products. During 1993, the machine was redesigned for commercial use. Although Airlay II was installed in the Branchburg, New Jersey manufacturing facility in the fourth quarter of 1994, only a small quantity of commercially acceptable product has been manufactured to date. During the second quarter of 1998, a complete engineering evaluation of the machine was performed.

     The Division implemented the majority of the recommended changes included in the engineering evaluation. In December 1998 the Division developed a business plan that included, as an objective, full commercial operation of Airlay II by the end of 1999.

     Airlay II is part of the assets of the Division that Wyant has agreed to sell to PaperPak. As of December 31, 1998 the net book value of Airlay II was approximately $2.2 million. In the event that the sale of the Division is not consummated, there can be no assurance that Airlay II will achieve full commercial operation or produce saleable product for the Division. Accordingly, failure to achieve full commercial operation in the near future could result in a significant write-down of the Company's investment in Airlay II, which write-down would have a material adverse effect on the results of operations of the Company.

     Environmental

     The Company has been participating with the New Jersey Department of Environmental Protection ("DEP") in the investigation and potential clean-up of the Company's former site of operation located at 5 and 6 Easy Street, Bridgewater, New Jersey. As a tenant, the Company is potentially responsible to the DEP for environmental contamination based solely upon it having been a tenant at the site where there is contamination. Similarly, the Company is potentially jointly and severally liable with the landlord for both the investigation and clean-up costs. To date, the investigation has established that, in addition to on-site contamination, some of the contamination on the site is or has come from off site. The Company disputes it caused any such contamination and maintains that on-site contamination was a result of prior tenants' acts.

     Nevertheless, the Company has fully cooperated with the DEP and has presently been directed by the DEP to delineate the ground water contaminant plume, which may result in establishing that the contamination is a regional problem rather than one specific to the former site that the Company leased.
The Company has entered into a flat fee contract with its environmental consultants for $11,750 for the delineation investigation. Upon determination of the contaminant plume, the Company will petition the DEP for a classification exception area where the remedial action will be natural attenuation.

     After the investigation is completed, the DEP could require clean-up or remediation of the contamination on site, the cost of which could potentially be in the range of $100,000 to $150,000. However, present technology is such that no remedial action plan could bring the site in conformity with the present DEP regulations, regardless of the funds spent.

     The Company is unaware of any other environmental or similar matters that would have a material effect on the capital expenditures, earnings or competitive position of the Company.

     Backlog, Impact of Inflation, Seasonality

     The Company attempts to maintain sufficient inventory levels for all products to allow shipment against most orders for wiping products within a one week period and next day for core stocking items of the Company's sanitation products. To some extent, however, certain components must be inventoried further in advance of actual orders to ensure availability. For the most part, purchases are based upon quarterly requirements as projected after calculating sales indications from the sales and marketing departments.

     The Company's products are not subject to significant seasonal influences.

     Because its products are sold primarily to distributors throughout the United States and to distributors and end-users in Canada, the Company is affected by general economic conditions. Accordingly, any adverse change in the economic climate may have an adverse impact on the Company's sales and financial condition.

YEAR 2000

     The Year 2000 problem arises because many computer systems and software products currently in use are coded to accept only two digit entries in the date code field. Four digit entries will be required to identify 21st century dates. Consequently, the use of software and computer systems that are not Year 2000 compliant could result in the disruption of operations. As a result, many companies' computer systems and software may need to be upgraded or replaced to conform with Year 2000 requirements.

     In order to properly address the Year 2000 issue, the Company has appointed the Vice President, Information Technology of Wood Wyant as Year 2000 Project Director to direct a project team which will identify Year 2000 issues and coordinate solutions. The project team is currently being assembled. Its role will be to conduct Year 2000 readiness assessment audits at all of the Company's facilities, encompassing all equipment and processes deemed important to the facility's operation. Contingency plans will also be developed.

     Wood Wyant has installed new applications software for which it has obtained written confirmation from the vendor that it is Year 2000 compliant. This software has become operational in the first quarter of 1999. The software currently in use at IFC is not Year 2000 compliant and will be replaced by hardware and applications software which will be Year 2000 compliant by mid-1999. As an additional precaution, the technical infrastructure of all the Company's businesses will be audited and tested to ensure Year 2000 compliance under normal business conditions.

     The total cost of purchasing and installing the new Wood Wyant software is estimated to be $1,630,000 (Cdn. $2,500,000), and is being financed through lease facilities established with the Bank of Nova Scotia. The cost to replace computer hardware and applications software at IFC has not yet been determined but is not expected to be material.

     The Company is also preparing to issue Year 2000 compliance letters requesting confirmation of suppliers' readiness and follow-up discussions will take place for all business-critical suppliers. Major customers will also be contacted to confirm their Year 2000 readiness.

     To date, the Company has not incurred significant incremental costs in order to comply with Year 2000 requirements and does not believe it will incur significant incremental costs in the foreseeable future. However, there can be no assurance that Year 2000 errors or defects will not be discovered in the Company's software systems and, if errors or defects are discovered, there is no assurance that this would not result in a material financial risk to the Company.

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

     The Company does not know the state of preparedness for Year 2000 issues of all of its customers. However, no single customer exceeds 2% of consolidated sales and therefore the risk the Company faces is broad based if many customers are unable to use information systems necessary to place orders for Company products.

     The Company plans to achieve Year 2000 compliance by mid-1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk principally in two areas, interest rate risk and foreign currency exchange rate risk.

     INTEREST RATE RISK

     The Company's lines of credit and long-term debt are all at rates of interest which fluctuate with changes to bank prime rates in either the United States or Canada. Consequently, increases in interest rates could have an adverse effect on the Company's future results.

     FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company's results of operations are significantly dependent on, and materially affected by, the results of operations of Wood Wyant and the attendant business risks that are associated with the operation of Wood Wyant as a going concern. These material risks include the following:

- A significant portion of the Company's earnings, on a consolidated basis, will come from Wood Wyant, a Canadian corporation. As a result, the Company's results of operations and earnings may be adversely affected by the fluctuation in the currency exchange rate between US and Canadian dollars.

- Since Wood Wyant conducts its business using Canadian dollars as its operational currency, to the extent the Canadian dollar strengthens against the US dollar, United States competitors in the institutional sanitation business may become more active in the Canadian market. As a result, the Company's results of operations and earnings may be adversely affected in light of potential greater competition in times of a stronger Canadian dollar.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 21, 1997, the firm of Arthur Andersen LLP (the "Former Auditors") was notified that it was being dismissed as Wyant's independent certified public accountants as of such date and that the firm of Ernst & Young LLP (the "Auditors") had been engaged as of such date as Wyant's independent certified public accountants. The decision to dismiss the Former Auditors and to engage the Auditors was approved by the Board of Directors at the time.

     The Former Auditors served as independent certified public accountants for Wyant since 1990. The Report of Independent Public Accountants of the Former Auditors on the consolidated financial statements of Wyant and subsidiaries as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 expressed an unqualified opinion. There were no reportable events (as defined in Commission Regulation S-K, Item 304(a)(1)(v)) or disagreements with the Former Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that were not resolved to the satisfaction of the Former Auditors during the 1995 and 1996 fiscal years and through April 21, 1997.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information as required for this Item 10 is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders (the "1999 Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

     Information as required in respect of this Item 11 is incorporated by reference from the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as required in respect of this Item 12 is incorporated by reference from the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information as required in respect of this Item 13 is incorporated by reference from the 1999 Proxy Statement.



                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   The following Financial Statements are included in Item 8.

         Reports of Independent Auditors                                     F-1

         Consolidated Balance Sheet as at December 31, 1998 and 1997         F-3

         Consolidated Statement of Operations for the years ended
         December 31, 1998, 1997 and 1996                                    F-4


         Consolidated Statement of Stockholders' Equity for the
         years ended December 31, 1998, 1997 and  1996                       F-5


         Consolidated Statement of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                                    F-7

         Notes to Consolidated Financial Statements                          F-9


    2.   Financial Statement Schedules.

         Schedule II - Valuation and Qualifying Accounts.                   F-32


     All other schedules are omitted because they are not applicable or not required, or the applicable information is shown in the Consolidated Financial Statements or in notes thereto.

3.           Exhibits

             The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit No.                        Description of Exhibit
-----------                        ----------------------
2.1 Asset Purchase Agreement dated as of February 23, 1999 between Wyant Corporation and Paper-Pak Products, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated February 23, 1999).

3.1 Certificate of Incorporation and Amendments thereof (with the exception of Exhibits 3.2 and 3.3 below) and By-Laws are incorporated by reference. They were filed as exhibits with the Company's February 2, 1984 and January 7, 1987 Registration Statements and the Registrant's Proxy Statement filed May 30, 1990.

3.2 Certificate of Amendment of the Certificate of Incorporation dated March 18, 1997 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

3.3 Certificate of Amendment of the Certificate of Incorporation dated June 3, 1998 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

9.1 Voting Trust Agreement dated March 14, 1997 among McCarthy Tetrault, as depository, James A. Wyant, as voting trustee, and 3323986 Canada Inc. (incorporated by reference to Exhibit D of Amendment No. 13 to Schedule 13D filed March 18, 1997).

9.2 Voting Trust Agreement dated March 18, 1997 among Wyant & Company Inc., McCarthy Tetrault, as depository, James A. Wyant, as voting trustee, 3287858 Canada Inc., and Derek Wyant Holdings Inc. (f/k/a 1186020 Ontario Limited) (incorporated by reference to Exhibit C of Amendment No. 12 to Schedule 13D dated December 3, 1996 and filed on December 13, 1996).

10.1 The 1991 Stock Option Plan filed with the Company's 1994 Proxy Statement is incorporated by reference thereto.

10.2 The 1997 Stock Incentive Plan filed with the Company's Form S-8 on March 19, 1997 is incorporated by reference thereto.

10.3 Loan and Security Agreement between Congress Financial Corporation and Wyant Corporation, IFC Disposables, Inc. and Bridgewater Manufacturing Corp. dated November 18, 1997 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.4 Credit facilities agreement between the Bank of Nova Scotia and Wood Wyant Inc. dated June 22, 1998, together with amendments thereto dated February 19, 1999 and March 10, 1999.

10.5 Employment Agreement dated November 11, 1996 between James A. Wyant and Wood Wyant Inc. (successor to G.H. Wood + Wyant Inc.), as amended (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

10.6 Addendum dated March 10, 1998 to the Employment Agreement dated November 11, 1996, as amended, between James A. Wyant and Wood Wyant Inc.

10.7         Retirement Arrangement Agreement dated June 27, 1994 between
             Wood Wyant Inc. (successor to G.H. Wood + Wyant Inc.) and Donald C. MacMartin (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.8         Employment Agreement dated January 1, 1999 between Donald C.
             MacMartin and Wood Wyant Inc.

10.9 Employment Agreement dated January 1, 1999 between Marc D'Amour and Wood Wyant Inc.

10.10 Letter of Agreement dated August 14, 1997 between Wyant Corporation and Robert E. Briggs.

10.11 Indemnification Agreement dated March 11, 1999 between Wyant Corporation and James A. Wyant.

16.1 Letters from Arthur Andersen LLP regarding change of certifying independent accountants (incorporated by reference from the Company's Current Report on Form 8-K dated April 21, 1997).

21.1         Subsidiaries.

(b)  Reports on Form 8-K

     No current reports on Form 8-K have been filed during the quarter ended December 31, 1998.

     Shareholders may obtain a copy of any exhibit not filed herewith by writing to Wyant Corporation, P.O. Box 8609, Somerville, New Jersey 08876.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WYANT CORPORATION


                                      By: /s/ D.C. MacMartin

                                          D.C. MacMartin
                                          Chairman of the Board,
                                          President and Chief Executive Officer,
                                          (Principal Executive Officer)

                                    Date: March 18, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                                    Date

/s/ D.C. MacMartin       Chairman of the Board,                   March 18, 1999
---------------------    President and Chief Executive Officer
D.C. MacMartin           (Principal Executive Officer)


/s/ J.A. Wyant           Vice-Chairman of the Board and           March 18, 1999
---------------------    Corporate Secretary
J.A. Wyant


/s/ M. A. D'Amour        Vice President,                          March 18, 1999
---------------------    Chief Financial Officer and Treasurer
M.A. D'Amour             (Principal Financial Officer and
                         Principal Accounting Officer)

/s/ R.E. Briggs          Director and President,                  March 18, 1999
---------------------    Wyant Health Care
R.E. Briggs


/s/ R. J. Charles        Director                                 March 18, 1999
---------------------
R. J. Charles


/s/ T.R.M. Davis         Director                                 March 18, 1999
---------------------
T.R.M. Davis


/s/ N.A. Gallopo         Director                                 March 18, 1999
---------------------
N.A. Gallopo


/s/J.B. Wight            Director                                 March 18, 1999
---------------------
J.B. Wight


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Wyant Corporation [formerly Hosposable Products, Inc.]

We have audited the accompanying consolidated balance sheet of Wyant Corporation [formerly Hosposable Products, Inc.] as at December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. Our audit also included the financial statement schedule listed in the Index at 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wyant Corporation at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We previously audited and reported on the consolidated balance sheet and related consolidated statements of income, stockholders' equity and cash flows of The Canadian Operations of G.H. Wood + Wyant Inc. and Subsidiaries for the year ended December 31, 1996, prior to their restatement for the 1997 transaction more fully described in Note 3. The contribution of G.H. Wood + Wyant Inc. and Subsidiaries to total assets, revenues and expenses represented 46.9%, 68.8% and 57.1% of the respective restated totals for 1996. Financial statements of the other pooled company included in the 1996 restated consolidated statements were audited and reported on separately by other auditors. We also have audited, as to combination only, the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996, after restatement for the 1997 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 3 to the consolidated financial statements.



Montreal, Canada,
February 16, 1999, except for Note 2
which is as at February 23, 1999.                             Ernst & Young LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Hosposable Products, Inc.:

We have audited the accompanying consolidated balance sheets of Hosposable Products, Inc. (a New York corporation) and subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                                            Arthur Andersen LLP

New York, New York
February 11, 1997 (except with respect
to matters discussed in Note 13 as to
which the date is March 18, 1997)

WYANT CORPORATION
[formerly Hosposable Products, Inc.]


                           CONSOLIDATED BALANCE SHEET


As at December 31


                                                        1998            1997
                                                          $               $
                                                     ----------      ----------
                                                                     [Restated]
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                59,985        156,131
Receivables [note 4]                                 10,215,812      9,298,779
Inventories [note 5]                                  8,576,960      6,161,254
Net assets held for divestiture [note 2]              9,203,356      9,981,183
Other                                                 1,393,270      1,683,097
                                                     ----------     ----------
TOTAL CURRENT ASSETS                                 29,449,383     27,280,444
                                                     ==========     ==========


Property, plant and equipment, net of
  accumulated depreciation and
  amortization of $11,474,155
  [1997- $10,651,878] [notes 6 & 8]                   8,593,460      8,798,204
Other assets [note 7]                                 4,496,821      1,077,229
                                                     ----------     ----------
TOTAL ASSETS                                         42,539,664     37,155,877
                                                     ==========     ==========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving line of credit [note 8]                     4,092,128      2,204,719
Committed revolving credit facility [note 8]          4,238,720      5,880,748
Accounts payable                                      4,856,657      4,951,071
Accrued expenses                                      3,228,412      1,988,842
Income taxes payable                                    433,288      1,252,988
Current portion of long-term debt [note 8]            1,061,332        389,035
Current portion of preferred stock
  of subsidiary [note 3]                                513,204        550,084
                                                     ----------     ----------
TOTAL CURRENT LIABILITIES                            18,423,741     17,217,487
                                                     ==========     ==========
Long-term debt, excluding current portion [note 8]    3,887,593      1,998,152
Preferred stock of subsidiary [note 3]                5,477,072      4,379,527
Deferred income taxes [note 9]                        2,076,416      1,780,726

Commitments [note 14]


STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share,
  authorized 6,000,000 shares;
  issued and issuable 3,607,150
  [3,604,817 in 1997]                                    27,053         27,037
Additional paid-in capital                            6,821,825      6,806,867
Retained earnings                                     6,326,679      5,112,006
Cumulative translation adjustment                      (500,715)      (165,925)
                                                     ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                           12,674,842     11,779,985
                                                     ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           42,539,664     37,155,877
                                                     ==========     ==========


See accompanying notes

WYANT CORPORATION
[formerly Hosposable Products, Inc.]


                           CONSOLIDATED STATEMENT OF OPERATIONS


Year ended December 31


                                                         1998          1997            1996
                                                     ----------     ----------      ---------
                                                          $             $                $
                                                                    [Restated]      [Restated]

NET SALES                                            67,124,137     63,559,703     62,590,707
COST OF SALES                                        43,218,466     39,691,201     38,151,474
                                                     ----------     ----------     ----------
GROSS PROFIT                                         23,905,671     23,868,502     24,439,233
                                                     ----------     ----------     ----------
EXPENSES
Selling                                              12,658,838     11,931,480     12,015,764
General and administration                            8,699,535      9,193,943      9,308,838
Amortization                                            507,540        428,811        505,345
Non-recurring items [note 11]                                --             --        549,805
Interest expense                                      1,158,249        745,089        511,253
Other income [note 12]                                 (244,067)      (230,790)      (184,636)
                                                     ----------     ----------     ----------
                                                     22,780,095     22,068,533     22,706,369
                                                     ----------     ----------     ----------
Income from continuing operations before income
 taxes and extraordinary gain                         1,125,576      1,799,969      1,732,864
Income tax expense [note 9]                             572,000        800,597        795,993
                                                      ---------      ---------      ---------
Income from continuing operations before
 extraordinary gain                                     553,576        999,372        936,871
Discontinued operations [note 2] -
Income (loss) from operations (net of income taxes
 (recoveries) of $545,000, ($289,610) and
 ($488,358), respectively)                            1,021,602       (580,874)      (792,481)
                                                      ---------      ---------      ---------
Income before extraordinary gain                      1,575,178        418,498        144,390
Extraordinary gain, net of income taxes [note 13]            --         91,958             --
                                                      ---------      ---------      ---------

NET INCOME                                            1,575,178        510,456        144,390
Dividends and accretion of mandatorily
 redeemable preferred stock                             360,505        191,746             --
                                                      ---------      ---------      ---------

NET INCOME ATTRIBUTABLE TO COMMON SHARES              1,214,673        318,710        144,390
                                                      ---------      ---------      ---------

Per common share [note 15]
 BASIC
 Income from continuing operations before
  extraordinary gain                                       0.06           0.22           0.26
 Discontinued operations                                   0.28          (0.16)         (0.22)
 Extraordinary gain                                          --           0.03             --
 Net income                                                0.34           0.09           0.04

 DILUTED
 Income from continuing operations before
  extraordinary gain                                       0.06           0.22           0.26
 Discontinued operations                                   0.27          (0.16)         (0.22)
 Extraordinary gain                                          --           0.03             --
 Net income                                                0.33           0.09           0.04


See accompanying notes

WYANT CORPORATION
[formerly Hosposable Products, Inc.]


                           CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY


Year ended December 31


                                                         1998          1997          1996
                                                      ---------     ---------     ---------
                                                          $             $              $
                                                                    [Restated]    [Restated]

COMMON STOCK AT PAR VALUE
Balance at beginning of year                             27,037        27,037        27,037
Stock issued for options exercised                           16             -             -
                                                     ----------    ----------    ----------
BALANCE AT END OF YEAR                                   27,053        27,037        27,037
                                                     ----------    ----------    ----------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                          6,806,867     6,789,397     6,789,397
Stock issued for options exercised                       14,958             -             -
Gain on sale of treasury stock                                -        17,470             -
                                                     ----------    ----------    ----------
BALANCE AT END OF YEAR                                6,821,825     6,806,867     6,789,397
                                                     ----------    ----------    ----------

RETAINED EARNINGS
Balance at beginning of year                          5,112,006     4,999,823     5,390,064
Net income                                            1,575,178       510,456       144,390
Dividends declared by subsidiary                       (190,955)     (125,746)            -
Accretion on preferred shares of subsidiary            (169,550)      (66,000)            -
Distribution to minority shareholders                         -      (206,527)     (534,631)
                                                     ----------    ----------    ----------
BALANCE AT END OF YEAR                                6,326,679     5,112,006     4,999,823
                                                     ----------    ----------    ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year                           (165,925)       26,955        72,146
Foreign currency translation adjustments               (334,790)     (192,880)      (45,191)
                                                     ----------    ----------    ----------
BALANCE AT END OF YEAR                                 (500,715)     (165,925)       26,955
                                                     ----------    ----------    ----------

TREASURY STOCK
Balance at beginning of year                                  -       (31,530)      (31,530)
Treasury stock sold, at cost                                  -        31,530             -
                                                     ----------    ----------    ----------
BALANCE AT END OF YEAR                                        -             -       (31,530)
                                                     ----------    ----------    ----------

TOTAL STOCKHOLDERS' EQUITY                           12,674,842    11,779,985    11,811,682
                                                     ==========    ==========    ==========
COMPREHENSIVE INCOME
Net income                                            1,575,178       510,456       144,390
Other - foreign currency translation adjustments       (334,790)     (192,880)      (45,191)
                                                     ----------    ----------    ----------
COMPREHENSIVE INCOME FOR YEAR                         1,240,388       317,576        99,199
                                                     ----------    ----------    ----------


WYANT CORPORATION
[formerly Hosposable Products, Inc.]


                           CONSOLIDATED STATEMENT OF
                         STOCKHOLDERS' EQUITY [CONT'D]


Year ended December 31



                                                        1998         1997          1996
                                                     ---------     ---------     ---------
                                                                  [Restated]    [Restated]
COMMON SHARES
Number issued at beginning of year                   2,271,484     2,271,484     2,271,484
Shares issued for options exercised                      2,333             -             -
                                                     ---------     ---------     ---------
NUMBER ISSUED AT END OF YEAR                         2,273,817     2,271,484     2,271,484
                                                     ---------     ---------     ---------

TREASURY STOCK
Held at beginning of year                                    -       (14,933)      (14,933)
Sold during the year                                         -        14,933             -
                                                     ---------     ---------     ---------
HELD AT END OF YEAR                                          -             -       (14,933)
                                                     ---------     ---------     ---------

COMMON SHARES ISSUED AND OUTSTANDING                 2,273,817     2,271,484     2,256,551

COMMON SHARES ISSUABLE UPON CONVERSION
 OF EXCHANGEABLE SHARES [NOTE 3]                     1,333,333     1,333,333     1,333,333
                                                     ---------     ---------     ---------

COMMON SHARES ISSUED,
 ISSUABLE AND OUTSTANDING                            3,607,150     3,604,817     3,589,884
                                                     =========     =========     =========

See accompanying notes

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                      CONSOLIDATED STATEMENT OF CASH FLOWS


Year ended December 31



                                                          1998              1997            1996
                                                             $                $              $
                                                      ----------         ----------      ----------
                                                                         [Restated]      [Restated]

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations                    553,576         1,091,330         936,871
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization                          1,137,698           990,013       1,060,687
Loss (gain) on sale of fixed assets                       11,792           (28,470)       (122,810)
Deferred income tax expense (benefit)                     72,000           (25,823)        814,027
Deferred pension costs                                  (107,014)          (92,177)        (13,200)
Increase in deferred charges                             (49,480)         (320,234)              -
Decrease (increase) in working capital                  (511,879)          752,956         (73,888)
Decrease in other liabilities                                  -                 -        (100,000)
                                                      ----------        ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              1,106,693         2,367,595       2,501,687
                                                      ----------        ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash
  acquired [note 3]                                   (3,853,158)                -               -
Capital expenditures                                    (853,692)       (1,313,246)       (970,985)
Cash proceeds from sale of fixed assets                   15,850            35,628         236,188
Sale of marketable securities                                  -           446,812       1,488,783
Purchase of marketable securities                              -                 -        (573,362)
Decrease in other assets                                  83,278                 -               -
                                                      ----------        ----------      ----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                (4,607,722)         (830,806)        180,624
                                                      ----------        ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in committed revolving
  credit facility                                     (1,642,028)        5,880,748               -
Repayment of long-term debt                           (1,001,944)       (7,820,959)     (2,066,431)
Increase in long-term debt                             3,723,111         5,122,507       2,233,353
Distribution to minority shareholders                          -          (206,527)       (534,631)
Issue of common shares                                    14,974                 -               -
Redemption of preferred shares                          (550,122)                -               -
Sale of treasury stock                                         -            49,000               -
Dividends paid by subsidiary                            (190,955)         (125,746)              -
Increase (decrease) in bank indebtedness               1,376,683           911,368        (481,598)
Distribution to G.H. Wood + Wyant Inc.
  shareholders [note 3]                                        -        (3,667,033)              -
                                                      ----------        ----------      ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    1,729,719           143,358        (849,307)
                                                      ----------        ----------      ----------

Effect of exchange rate changes on cash                 (317,265)         (185,637)        (56,268)
                                                      ----------        ----------      ----------
Net increase (decrease) in cash and cash
  equivalents from continuing operations              (2,088,575)        1,494,510       1,776,736
Cash provided by (used for) discontinued operations    1,992,429        (2,909,004)     (3,125,580)
                                                      ----------        ----------      ----------
Net decrease in cash and cash equivalents                (96,146)       (1,414,494)     (1,348,844)
Cash and cash equivalents, beginning of year             156,131         1,570,625       2,919,469
                                                      ----------        ----------      ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                    59,985           156,131       1,570,625
                                                      ==========        ==========      ==========


WYANT CORPORATION
[formerly Hosposable Products, Inc.]


                           CONSOLIDATED STATEMENT OF
                              CASH FLOWS (CONT'D)


Year ended December 31



                                                             1998          1997          1996
                                                          ---------     ---------     ---------
                                                              $             $              $
                                                                        [Restated]    [Restated]

DECREASE (INCREASE) IN WORKING CAPITAL
Decrease in accounts receivable                           976,667        338,451        376,263
Decrease (increase) in inventories                       (575,736)       852,005        732,898
Decrease (increase) in other current assets               593,683         29,537       (139,879)
Decrease in accounts payable and accrued liabilities     (663,066)    (1,439,298)    (1,323,897)
Increase (decrease) in income taxes payable              (843,427)       972,261        280,727
                                                         --------     ----------     ----------
                                                         (511,879)       752,956        (73,888)
                                                         ========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the year for
     Interest                                           1,002,946        530,153        495,767
     Income taxes                                       1,061,716       (216,376)      (300,690)
                                                        ---------       --------    -----------

See accompanying notes

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Wyant Corporation [formerly Hosposable Products, Inc.], a New York corporation incorporated in 1971 [the "Corporation"], operates the following wholly owned subsidiaries: IFC Disposables, Inc., a Tennessee corporation ["IFC"] and Wood Wyant Inc., a Canadian corporation ["Wood Wyant]. IFC manufactures and distributes disposable wipers and sanitary paper products and systems which are sold primarily in domestic markets. Wood Wyant manufactures and distributes sanitation products and systems to commercial and institutional markets in Canada.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, IFC and Wood Wyant [collectively, the "Company"]. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Diluted earnings per share are calculated taking into consideration the effect of the potential exercise of stock options and of the exchangeable Class F preferred shares.

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONT'D]

INVENTORIES

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation and amortization of property, plant and equipment in the Wiping Products segment is provided utilizing the straight-line method over the estimated useful lives of the respective assets ranging from 5 to 30 years; in the Sanitation Products segment, the declining balance method is used, with rates ranging from 5% to 20% per year. Leasehold improvements are amortized on a straight-line basis over the term of the related leases or the estimated useful life, whichever is shorter. Patents and trademarks are amortized on a straight-line basis over periods from 5 to 17 years.

GOODWILL

Goodwill is amortized on a straight-line basis over periods not exceeding
40 years. The Company periodically reviews goodwill for possible impairment, which would be recognized if a permanent decline in value has occurred.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ["SFAS"] No.123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.
The Company has chosen to continue to account for stock-based compensation awards to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion ["APB"] No.25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options awarded to employees and directors is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

As required, the Company has adopted SFAS No.123 to account for stock-based compensation awards to outside consultants and affiliates. Accordingly, compensation costs for stock option awards to outside consultants and affiliates are measured at the date of grant based on the fair value of the award using the Black-Scholes option pricing model.

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONT'D]

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

FOREIGN CURRENCY TRANSLATION

The Corporation translates the accounts of its foreign subsidiary, Wood Wyant, such that the assets and liabilities of the subsidiary are translated into U.S. dollars at rates of exchange prevailing at the year-end. Exchange gains and losses arising from these translations are deferred and included as a separate component of stockholders' equity on the consolidated balance sheet ["Cumulative Translation Adjustment"]. Revenue and expense items are translated at average rates of exchange prevailing during the year.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivatives to be recorded on the balance sheet at fair value and provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company is studying the application of this new standard but has not yet determined its impact. As required, the Company will adopt this statement upon its applicable effective date in fiscal 2000.


2.   DISCONTINUED OPERATIONS

On December 17, 1998, the Board of Directors authorized management to pursue the sale of the Company's Wyant Health Care Division ("Division"). On February 23, 1999 the Board approved the sale of the Division, subject to completion of buyer financing, customary regulatory approvals and the approval of the Company's shareholders. Consequently, the results of the Division have been reported in these financial statements as discontinued operations.

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998


2.   DISCONTINUED OPERATIONS [CONT'D]

The Company will receive cash of $11,500,000 on closing and $550,000 will be held in escrow for twenty four months, subject to adjustment on closing.

The operating results of the Division are as follows:

                                             1998         1997         1996
                                               $           $             $
                                          ----------   ----------   ----------
Net sales                                 36,462,815   31,324,702   31,829,712
Income (loss) before income taxes          1,566,602     (870,484)  (1,240,839)
                                          ----------   ----------   ----------

The net assets of the Division are as follows:

                                                          1997         1996
                                                           $             $
                                                       ----------   ----------
Current assets                                          5,785,245    6,146,234
Property, plant and equipment                           9,787,618   10,520,611
Other assets                                              215,928      332,913
Current liabilities                                    (3,428,034)  (3,468,706)
Long-term liabilities                                  (3,157,401)  (3,549,869)
                                                       ----------   ----------
Net assets of discontinued operations                   9,203,356    9,981,183
                                                       ==========   ==========

The Company expects the sale of the Division to close in the second quarter of 1999. At the date of disposal, the Company expects to record a small gain. Included in the Company's estimated gain are the estimated costs to satisfy the Division's obligation with respect to a defined benefit multi-employer pension plan which covers certain of the Division's employees.



3.   ACQUISITIONS

[a] On April 30, 1998, the Company, through its wholly-owned Canadian subsidiary, Wood Wyant Inc., acquired all of the issued and outstanding shares of H.A. Perigord Company Limited, a distributor of sanitation products. On June 26, 1998, Wood Wyant Inc. acquired all of the issued and outstanding shares of Professional Sanitation Products Ltd., a distributor of sanitation products.
The total consideration for these acquisitions amounted to $3,070,806, which was comprised of cash of $2,107,645 and 146,666 Class F Preferred shares of Wood Wyant Inc.

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

3.      ACQUISITIONS [CONT'D]

On June 30, 1998, Wood Wyant acquired all of the issued and outstanding shares of four related businesses based in British Columbia for $2,644,228, comprised of cash of $1,760,696 and 136,445 Class F Preferred shares of Wood Wyant Inc. The companies acquired are Midway Supply Ltd., Purnel Distributors Ltd. and Midway Purnel Sanitary Supply Ltd., all of which are distributors of sanitation products, and Fraser Valley Industrial Chemicals Inc., a manufacturer of janitorial chemicals.

The significant conditions of the Class F Preferred shares of Wood Wyant Inc.
are:

Prior to July 1, 2000 and subject to the priorities of the other classes of preferred stock of Wood Wyant Inc., the shares:

1) are exchangeable for Wyant Corporation common stock on a share for share basis and are entitled to dividends equivalent on a per share basis, to any dividends paid on Wyant Corporation common stock; and

2) have a liquidation preference per share of one share of Wyant Corporation common stock.

Holders of the shares have an option, which may be exercised between July 1, 2000 and July 31, 2000, to cause Wood Wyant Inc. to redeem the shares in five equal annual instalments at a price of Cdn $11.250028 ($7.3371) per share plus any accrued and unpaid dividends. If the redemption option is exercised, dividends of 3.5% per annum will be payable commencing July 1, 2000.

Each of the above acquisitions has been accounted for under the purchase method and the results of operations accordingly are included in the consolidated statement of operations from the respective dates of acquisition. The purchase prices have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisitions, as follows:


Working capital, other than cash        $1,618,307
Property, plant and equipment              386,518
Other assets                                60,975
Goodwill                                 3,831,153
Long-term liabilities                     (177,491)
Deferred income taxes                       (4,428)


The excess of purchase price over the fair values of the net assets acquired was $3,831,153 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

3.      ACQUISITIONS [CONT'D]

The following unaudited pro forma information gives effect to the transactions
as if they had occurred at    January 1, 1998.  This pro forma information does
not necessarily reflect the results of operations that would have been achieved if the acquisitions had been consummated as of that time.


                                              1998
                                                $
                                           ----------
Net sales                                  73,391,486
Income from continuing operations             529,740
Net income                                  1,551,342

Per common share
Income from continuing operations                0.03
Net income                                       0.31

[b]     On March 18, 1997 the Corporation, through a wholly owned subsidiary,
Wood Wyant Inc., purchased the Canadian operations of G.H. Wood + Wyant Inc. for [i] cash consideration of Cdn $5,000,000 [US$3,667,033], [ii] a promissory note ["the Note"] in the amount of Cdn $4,068,951 [US $2,961,606] having a fair value of US $2,798,794, [iii] 3,800,000 shares of Class B Preferred Stock of Wood Wyant Inc. having a liquidation preference of Cdn $3,800,000 [US $2,765,849] and a fair value of US $2,267,900, and [iv] 1,333,333 shares of Class E Preferred Stock of Wood Wyant Inc. having a liquidation preference per share of one share of Wyant Corporation Common Stock. The fair value of Class E Preferred shares at March 18, 1997 was US $5,000,000. These Class E Preferred shares are recorded at par value of $10,000 in Wyant Corporation Common Stock and $4,990,000 in additional paid-in capital. Each Class E Preferred share is exchangeable by the holder at any time for one share of Wyant Corporation Common Stock.

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

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

3.   ACQUISITIONS [CONT'D]


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

Included in the consolidated statement of operations for the three years ended December 31, 1998 are the following results of the previously separate companies for periods prior to the transaction date.






                                             CANADIAN
                                          OPERATIONS OF
                                           G.H. WOOD +        HOSPOSABLE
                                            WYANT INC.       PRODUCTS, INC.    CONSOLIDATED
                                                 $                 $                $
                                           ------------      --------------    ------------

UNAUDITED
1997
Revenue from external customers                12,287,019      9,842,579      22,129,598
Inter Company revenues                            726,293        116,675         842,968
Net income (loss)                                 474,869       (651,354)       (176,485)
                                               ----------     ----------      ----------

UNAUDITED
1996
Revenue from external customers                50,835,445     42,009,735      92,845,180
Inter Company revenues                          2,050,901        283,898       2,334,799
Net income (loss)                               1,199,580     (1,055,190)        144,390
                                               ----------     ----------      ----------



4.   RECEIVABLES

                                                                 1998            1997
                                                                   $               $
                                                              ----------     ----------

Trade                                                          9,882,672       8,838,881
Less allowance for doubtful accounts                             405,424         323,759
                                                              ----------      ----------
                                                               9,477,248       8,515,122
Other                                                            738,564         783,657
                                                              ----------      ----------
                                                              10,215,812       9,298,779
                                                              ==========      ==========

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

5.   INVENTORIES

                                    1998          1997
                                      $             $
                                 ---------     ---------
Raw materials                    2,065,073     1,716,534
Finished goods                   6,511,887     4,444,720
                                 ---------     ---------
                                 8,576,960     6,161,254
                                 =========     =========


6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of the following:

                                                    ACCUMULATED
                                                    DEPRECIATION       NET BOOK
                                      COST        AND AMORTIZATION       VALUE
                                        $                 $                $
                                   ----------     ----------------     ---------
1998
Land                                  584,410                --          584,410
Buildings and improvements          3,232,031         1,248,044        1,983,987
Machinery and equipment             9,522,060         5,421,294        4,100,766
Computer equipment                  1,901,811         1,651,201          250,610
Furniture, fixtures and equipment   2,896,169         2,323,532          572,637
Leasehold improvements                876,931           493,494          383,437
Patents and trademarks              1,054,203           336,590          717,613
                                   ----------        ----------        ---------
                                   20,067,615        11,474,155        8,593,460
                                   ==========        ==========        =========
1997
Land                                  626,408                --          626,408
Buildings and improvements          3,358,486         1,231,300        2,127,186
Machinery and equipment             9,654,271         5,392,597        4,261,674
Computer equipment                  1,567,487         1,385,706          181,781
Furniture, fixtures and equipment   2,301,585         1,960,191          341,394
Leasehold improvements                871,973           387,910          484,063
Patents and trademarks              1,069,872           294,174          775,698
                                   ----------        ----------        ---------
                                   19,450,082        10,651,878        8,798,204
                                   ==========        ==========        =========

Depreciation and amortization expense amounted to $851,873, $785,093 and $942,688 in 1998, 1997 and 1996, respectively.

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998


7.   OTHER ASSETS


                                                            1998        1997
                                                             $           $
                                                         ---------   ---------

Goodwill, at cost                                        4,481,761     916,925
Accumulated amortization                                   785,168     654,946
                                                         ---------   ---------
Net book value                                           3,696,593     261,979


Deferred pension costs                                     551,882     484,586
Deferred financing charges                                 248,346     330,664
                                                         ---------   ---------
                                                         4,496,821   1,077,229
                                                         =========   =========

Amortization expense amounted to $179,978, $135,351 and $137,416 in 1998, 1997 and 1996, respectively.


8.   LONG-TERM DEBT

Long-term debt at December 31 consisted of the following:


                                                            1998        1997
                                                             $           $
                                                         ---------   ---------
WOOD WYANT INC.
 Term loan repayable in monthly instalments of
 Cdn $20,476 plus interest at the prime rate in
 Canada plus 0.75% [prime at December 31,
 1998 - 6.75%] maturing October 1, 2001. Principal
 amount Cdn $1,692,856 [December 31, 1997 -
 Cdn. $1,938,571]                                       1,104,060    1,355,170

 Revolving credit facility - Cdn. $1,401,125
 [December 31, 1997 - Cdn $1,476,300]                     913,797    1,032,017

 Term loan repayable in monthly instalments of
 Cdn $35,000 plus interest at the prime rate in Canada
 plus 0.75%, maturing April 30, 2003 [principal amount
 Cdn. $1,820,000]                                       1,186,982           --

 Term loan repayable in monthly instalments of
 Cdn $49,523 plus interest at the prime rate in
 Canada plus 0.75%, maturing June 30, 2003 [principal
 amount Cdn $2,674,207]                                 1,744,086           --
                                                        ---------    ---------
                                                        4,948,925    2,387,187
 Current portion                                        1,061,332      389,035
                                                        ---------    ---------
                                                        3,887,593    1,998,152
                                                        =========    =========

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998


8.     LONG-TERM DEBT [CONT'D]

The exchange rate used at December 31, 1998 to translate the long-term debt denominated in Canadian dollars was Cdn $1.5333 = US $1.00 [December 31, 1997 - Cdn $1.4305 = US $1.00].

Principal payments of long-term debt over the next five years are as follows:


                                                            $
1999                                                 1,061,332
2000                                                 1,495,965
2001                                                 1,445,056
2002                                                   661,499
2003                                                   285,073


In September 1997, Wood Wyant obtained a collateralized revolving credit facility in the amount of Cdn $3,000,000 with the Bank of Nova Scotia which expires on September 30, 2000 and bears interest at prime plus 0.75%. This facility was utilized on September 30, 1997 to repay two existing term loans totalling Cdn $1,554,000 and in March 1998 to finance equipment purchases of Cdn $282,749. These amounts are being repaid by monthly instalments of Cdn $30,612. The balance is available to finance future equipment purchases. Maximum availability under the facility reduces monthly by Cdn $50,000. Unused availability at December 31, 1998 was Cdn $848,876.

LINES OF CREDIT

On November 18, 1997, the Corporation obtained a committed revolving credit facility with Congress Financial Corporation ["Congress"] in the amount of $13,000,000 which expires on November 18, 2000 and bears interest at prime plus 1% [prime rate at December 31, 1998 - 7.75%].

The maximum amount that the Corporation may borrow at any time is determined by the sum of:

i. Amounts based on advance formulas applicable to the book value of accounts receivable and inventories of the Corporation and IFC ["Tranche A"]

            and

ii. Advance formulas applicable to the November 1997 appraised values of property, plant and equipment to a maximum of $5,500,000 less the amounts required to guarantee amounts outstanding under New Jersey Economic Development Authority bonds ($3,560,000 at December 31, 1998), which are included under `Net Assets Held for Divestiture' ["Tranche B"].

Maximum availability under Tranche B reduces monthly by $76,388.

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

8.   LONG-TERM DEBT [CONT'D]

The facility is collateralized by substantially all of the assets of the Corporation and IFC, tangible and intangible, except for the Corporation's investment in the shares of Wood Wyant. Unused availability at December 31, 1998 was approximately $2,841,000. Amounts outstanding under the line of credit are classified as a current liability due to the inclusion in the loan agreement of a subjective acceleration clause and a lock box arrangement. The agreement also contains a minimum adjusted net worth requirement.

Wood Wyant has available a collateralized revolving line of credit in Canada in the amount of Cdn $7,500,000 with the Bank of Nova Scotia which is subject to periodic review and which bears interest at the prime rate [6.75% at December 31, 1998]. This line of credit and the term loans of Wood Wyant are collateralized by a general assignment of book debts of Wood Wyant, a pledge of inventory under Section 427 of the Bank Act, a hypothec in the amount of Cdn $30,000,000 on all movable property and a general security agreement.

9.   INCOME TAXES

Details of the income tax provision are as follows:

                           1998           1997           1996
                             $              $              $
                         --------       --------       --------
CURRENT
Federal                  (324,132)      (210,559)      (179,144)
State                      46,132         10,291          3,929
Foreign                   778,000        945,482        223,673
                         --------       --------       --------
                          500,000        745,214         48,458
                         ========       ========       ========
DEFERRED
Federal                   (45,000)       (26,413)       110,775
State                          --             --        (95,098)
Foreign                   117,000         81,796        731,858
                         --------       --------       --------
                           72,000         55,383        747,535
                         --------       --------       --------
INCOME TAX PROVISION      572,000        800,597        795,993
                         ========       ========       ========

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

9.   INCOME TAXES [CONT'D]

The reported income tax provision differs from the amount computed by applying the Federal tax rate to income before income taxes. The reasons for this difference and the related tax effects are as follows:

                                        1998          1997          1996
                                          $             $             $
                                      ---------     ---------     ---------
Expected Federal tax rate                 34.0%         34.0%         34.0%
Expected tax provision                  382,696       611,990       589,174
State income tax                         46,132        18,219         3,996
Foreign tax rate differences            146,403        66,408        84,464
Non-deductible expenses                  65,000        25,377        46,110
Other                                   (68,231)       78,603        72,249
                                      ---------     ---------     ---------
REPORTED INCOME TAX PROVISION           572,000       800,597       795,993
                                      =========     =========     =========

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities as at December 31, 1998 and December 31, 1997 are as follows:

                                                      1998          1997
                                                        $             $
                                                    ---------     ---------
Deferred tax assets
  Reserves and allowances                             272,760       236,000
  Goodwill                                            151,784       137,474
  Other                                               177,839       151,821
                                                    ---------     ---------
TOTAL DEFERRED TAX ASSETS                             602,383       525,295

Deferred tax liabilities
  Book and tax differences on property,
    plant and equipment                             1,855,109     1,572,601
  Pension                                             221,307       194,689
  Other                                                    --        13,436
                                                    ---------     ---------
TOTAL DEFERRED TAX LIABILITIES                      2,076,416     1,780,726
                                                    ---------     ---------
NET DEFERRED INCOME TAX LIABILITY                   1,474,033     1,255,431
                                                    =========     =========

Income before taxes attributable to all foreign operations was $2,066,867, $2,481,335 and $2,155,111 in each of fiscal 1998, 1997 and 1996, respectively.

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

10.     STOCK-BASED COMPENSATION PLANS

The Corporation has two stock option plans, the 1997 Stock Incentive Plan [the "1997 Plan"] and the 1991 Stock Option Plan [the "1991 Plan"]. The Company accounts for options granted to employees and directors under these plans using APB No.25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No.123, the Company's pro forma earnings per share would have been as follows:

                                              1998         1997        1996
                                                $            $           $
                                            ---------     -------     -------
Net income (loss) available to common
 stockholders
  As reported                               1,214,673     318,710     144,390
  Pro forma                                   745,270    (248,852)   (273,691)
Earnings (loss) per share
 Basic
  As reported                                    0.34        0.09        0.04
  Pro forma                                      0.21       (0.07)      (0.08)
 Diluted
  As reported                                    0.33        0.09        0.04
  Pro forma                                      0.21       (0.07)      (0.08)


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

During 1997 and 1991, the stockholders of the Company approved the adoption of the 1997 Plan and the 1991 Plan, respectively. Each plan authorizes the granting of stock options [either non-qualified stock options or incentive stock options], the exercise of which would allow up to an aggregate of 400,000 shares of the Company's common stock under the 1997 Plan and 333,333 shares under the 1991 Plan, to be acquired by the holders of the stock options. The 1997 Plan also permits the granting of other types of stock-based awards.

Under the 1997 and 1991 Plans, non-qualified stock options have been granted to directors, employees and consultants for terms of up to ten years at exercise prices of not less than 100% of the fair market value of the shares at the date of grant, exercisable in whole or in part at stated times from the date of grant to up to two years thereafter. At December 31, 1998, options to purchase 319,351 shares and 165,340 shares of common stock were exercisable with respect to the 1997 Plan and the 1991 Plan, respectively. Option activity during 1998, 1997 and 1996 is summarized as follows:

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

10.     STOCK-BASED COMPENSATION PLANS [CONT'D]


                                                                       WEIGHTED
                                                                        AVERAGE
                                                                       EXERCISE
                                                       SHARES           PRICE
                                                                          $

1998
OUTSTANDING, BEGINNING OF YEAR                         592,048             4.53
Granted                                                 25,335             5.29
Exercised                                               (2,333)            4.19
Expired                                                (33,334)            4.50
Canceled / surrendered                                 (44,340)            4.79
                                                       -------             ----
OUTSTANDING, END OF YEAR                               537,376             4.55
                                                       -------            -----
EXERCISABLE, END OF YEAR                               484,691             4.57
                                                       =======             ====

Weighted average fair value of options granted                             2.34

1997
OUTSTANDING, BEGINNING OF YEAR                         332,048             5.41
Granted                                                416,000             4.01
Canceled / surrendered                                (156,000)            5.00
                                                      --------             ----
OUTSTANDING, END OF YEAR                               592,048             4.53
                                                       -------             ----
EXERCISABLE, END OF YEAR                               342,667             4.66
                                                       =======             ====

Weighted average fair value of options granted                             1.69

1996
OUTSTANDING, BEGINNING OF YEAR                         141,381             5.28
Granted                                                250,667             5.59
Expired                                                (21,333)            4.33
Canceled / surrendered                                 (38,667)            5.44
                                                       -------             ----
OUTSTANDING, END OF YEAR                               332,048             5.41
                                                       -------             ----
EXERCISABLE, END OF YEAR                               216,000             5.32
                                                       =======             ====

Weighted average fair value of options granted                             2.51


WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

10.     STOCK-BASED COMPENSATION PLANS [CONT'D]

The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.



                                                                 1998       1997
                                                                  %          %
                                                                -----      -----

Expected life [years]                                            5.00       5.00
Risk-free interest rates                                         5.15       6.22
Volatility                                                      41.20      37.60
Dividend yield                                                   0.00       0.00
                                                                -----      -----


The following table summarizes information with respect to stock options outstanding at December 31, 1998:


                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
----------------------------------------------------  -------------------------
                  NUMBER       WEIGHTED                   NUMBER
                OUTSTANDING     AVERAGE     WEIGHTED  EXERCISABLE AT   WEIGHTED
RANGE OF            AT         REMAINING    AVERAGE    DECEMBER 31,    AVERAGE
EXERCISE       DECEMBER 31,   CONTRACTUAL   EXERCISE      1998         EXERCISE
PRICES            1998           LIFE        PRICE                      PRICE
-------------    -------      ----------     -----        -------        -----
$3.00 - $4.50    346,701      8.32 years     $4.01        304,683        $3.99
$4.51 - $5.81    190,675      7.12 years     $5.52        180,008        $5.54
-------------    -------      ----------     -----        -------        -----


All comparative data have been restated to reflect the four-for-three stock split effected in the form of a stock dividend, which was announced on March 27, 1998 and paid on May 21, 1998.



11.     NON-RECURRING ITEMS


                                                 1998       1997         1996
                                                   $          $            $
                                                 ----       ----         ----

Acquisition costs                                  --         --      549,805
                                                 ------     ------    -------
                                                   --         --      549,805
                                                 ======     ======    =======

ACQUISITION COSTS

During 1996, the Company incurred $549,805 for professional services in connection with the acquisition described in note 3.

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

12.  OTHER INCOME

                                            1998          1997          1996
                                             $              $            $
                                        ----------     -----------   ---------

Interest income                              2,492          7,323       11,553
Gain on disposal of assets                      --         28,470      122,810
Cash discounts and other                   241,575        194,997       50,273
                                        ----------     -----------   ---------
                                           244,067        230,790      184,636
                                        ==========     ===========   =========



13.  EXTRAORDINARY GAIN

In 1997, the Company realized a net gain of $139,330 [$91,958 net of income tax] as a result of the refinancing of certain term debt.


14.  COMMITMENTS

The Company occupies manufacturing, warehousing and office facilities under operating leases which expire at various dates to December 31, 2004. Future minimum rental commitments relating to continuing operations are as follows:

                                                                    $
                                                               ----------
1999                                                            1,137,841
2000                                                            1,007,522
2001                                                              696,673
2002                                                              599,775
2003                                                              542,239
Thereafter                                                        209,523
                                                               ----------



Aggregate rental expense of continuing operations amounted to $1,078,283 [net of sublease income of $177,821] $1,480,409 [net of sublease income of $124,893] and $1,242,186 [net of sublease income of $140,000 and $100,000 previously provided for [note 11]] for the years ended December 31, 1998, 1997 and 1996, respectively.

As of January 1, 1999, the Company signed a five-year supply agreement to purchase a minimum of 16,200 short tons of paper towelling and tissue annually at market prices. This supplier provides 100% of the Company's requirements for these products.

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

14.  COMMITMENTS [CONT'D]

In September 1997, the Company entered into a lease agreement for a maximum amount of Cdn $2,000,000 for computer equipment. The equipment leases under this agreement will be for a maximum term of five years and will be based on either a floating rate of bank prime plus 0.75%, or a fixed rate of the leasing company's base rate at the commencement date of each lease plus 1.75%. As at December 31, 1998, an amount of Cdn $1,716,732 had been committed under this agreement.

A financial institution has registered a moveable second-ranking hypothec in the amount of $650,000 on the Company's book debts as collateral for letters of guarantee that it may issue from time to time in favour of customers to guarantee the Company's performance under certain contracts. As at December 31, 1998 there were no letters of guarantee outstanding.


15.  EARNINGS PER SHARE


                                                  1998        1997       1996
                                                   $           $          $
                                               ---------  ---------  ---------

Numerator
  Income from continuing operations before
    extraordinary gain                           553,576    999,372    936,871
  Preferred stock dividends and accretion        360,505    191,746         --
                                               ---------  ---------  ---------
  Numerator for basic earnings per share -
    income from continuing operations available
    to common stockholders before extraordinary
    gain                                         193,071    807,626    936,871
  Accretion on convertible preferred shares       61,542         --         --
                                               ---------  ---------  ---------
  Numerator for diluted earnings per share -
    income from continuing operations available
    to common stockholders before extraordinary
    gain                                         254,613    807,626    936,871
                                               ---------  ---------  ---------
Denominator
  Denominator for basic earnings per share -
    weighted-average shares issued, issuable
    and outstanding                            3,606,247  3,597,125  3,589,884
  Effect of dilutive securities
    Convertible preferred shares                 165,147         --         --
    Stock options                                 62,867      6,668      4,080
                                               ---------  ---------  ---------
Denominator for diluted earnings per share -
  adjusted weighted-average shares             3,834,261  3,603,793  3,593,964
                                               =========  =========  =========
Basic earnings per share from continuing
  operations before extraordinary gain              0.06       0.22       0.26
                                               =========  =========  =========
Diluted earnings per share from continuing
  operations before extraordinary gain             0.06(1)     0.22       0.26
                                               =========  =========  =========

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

15.  EARNINGS PER SHARE [CONT'D]

(1) For purposes of calculating diluted earnings per share from continuing operations before extraordinary gain for 1998, the effect of the convertible preferred shares has not been considered, as its effect is anti-dilutive.

Options to purchase 209,000 shares of common stock at exercise prices ranging from $5.06 to $5.81 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.

The number of shares and earnings per share for 1997 and 1996 have been restated to reflect a four-for-three stock split effected in the form of a stock dividend, which was announced on March 27, 1998 and paid on May 21, 1998.



16.  PENSION PLANS

The Company maintains a defined benefit final average pension plan which covers certain of its Canadian employees. The periodic cost of pension benefits is determined using the projected benefit method prorated on service. The pension plan is administered by a major Canadian financial institution. At December 31, 1998, the Company had made or accrued for all required contributions.

Net periodic pension expense (income) in 1998, 1997 and 1996 included the following components:

                                                  1998       1997        1996
                                                    $          $           $
                                                --------   ---------   --------
Current service cost                             170,745    161,731     182,605
Interest cost on projected benefit obligations   270,711    272,176     274,861
Expected return on plan assets                  (457,566)  (442,936)   (409,358)
Net amortization and deferral                    (87,024)   (84,875)    (61,308)
                                                ---------  ---------   ---------
Net periodic pension expense (income)           (103,134)   (93,904)    (13,200)
                                                =========  =========   =========

The assumptions used in the Company's plan at December 31, 1998, 1997 and 1996 are as follows:


                                                  1998        1997        1996
                                                    %           %           %
                                                  ----        ----        ----
Weighted average discount rate                     7.5         7.5         7.5
Expected long-term rate of return on assets        7.5         7.5         7.5



WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998


16.  PENSION PLANS [CONT'D]

The changes to the projected benefit obligation and the amount of pension assets were as follows:


                                                                1998           1997
                                                                  $              $
                                                                ----           ----
BENEFIT OBLIGATION
Balance at January 1                                       3,649,283      3,532,540
Current service cost                                         262,959        262,135
Interest cost                                                270,711        272,176
Benefit payments                                            (345,062)      (260,835)
Foreign currency exchange rate component                    (250,791)      (156,733)
                                                           ---------      ---------
BALANCE AT DECEMBER 31                                     3,587,100      3,649,283
                                                           =========      =========
PENSION PLAN ASSETS
Balance at January 1                                       6,417,616      6,088,428
Contributions                                                 92,214        100,405
Return on pension plan assets                                525,177        764,013
Benefit payments                                            (345,062)      (260,835)
Foreign currency exchange rate component                    (439,113)      (274,395)
                                                           ---------      ---------
BALANCE AT DECEMBER 31                                     6,250,832      6,417,616
                                                           =========      =========

The following table sets forth the funded status of the Company's defined benefit plan at December 31, 1998 and 1997:

                                                                1998           1997
                                                                  $              $
                                                                ----           ----
Actuarial present value of
     Vested benefit obligation                             2,626,296      2,648,165
     Non-vested benefit obligation                                --             --
                                                           ---------      ---------
Accumulated benefit obligation                             2,626,296      2,648,165
Additional benefits based on salary projection               960,804      1,001,118
                                                           ---------      ---------
Projected benefit obligation                               3,587,100      3,649,283
Plan assets at fair market value
     [primarily listed stocks and bonds]                   6,250,832      6,417,616
                                                           ---------      ---------
Plan assets in excess of projected benefit obligation      2,663,732      2,768,333
Unrecognized net asset at transition                         (39,457)       (46,976)
Unrecognized net gain                                     (2,431,814)    (2,647,746)
Unrecognized prior service cost                              359,421        410,975
                                                           ---------      ---------
PENSION ASSET INCLUDED IN THE CONSOLIDATED
     BALANCE SHEET                                           551,882        484,586
                                                           =========      =========

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998


16.    PENSION PLANS [CONT'D]

The Company has a pension plan under Section 401(k) of the Internal Revenue Code for certain of its US employees. Under the terms of the 401(k) plan, the Company makes a matching contribution of up to 6% of each eligible employee's earned wages, to a maximum of $1,000 per employee per year. Under this plan employees may also contribute up to 15% of their earned wages. The Company makes monthly contributions to the plan whereby $18,998 was paid in 1998, $25,139 in 1997 and $21,968 in 1996.

The Company has a non-contributory defined contribution pension plan for certain of its Canadian employees. Under the terms of the plan, the Company contributed 3% of each eligible employee's earned wages. The Company made monthly contributions to the plan whereby $15,061 was paid in 1997 and $62,527 was paid in 1996. In March 1997 the Company ceased to contribute to this plan and instead contributed the 3% of each eligible employee's earned wages to a group retirement savings plan. The monthly contributions made to this plan in 1998 amounted to $66,851 [ 1997 - $54,993].

17.   FINANCIAL INSTRUMENTS

OFF-BALANCE-SHEET RISK

The Company's policy with respect to foreign currency exposure is to manage its financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, the Company enters into foreign exchange forward contracts to hedge certain non-local-currency payables. The Company enters into foreign exchange forward contracts with a major Canadian chartered bank, and therefore does not anticipate non-performance by its counterparty. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As at December 31, 1998, the Company had no significant foreign exchange forward contracts outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FOR certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued charges, the carrying amounts approximate the fair value due to their short maturities. The carrying value of long-term debt and preferred stock approximates the fair value.

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

18.  SEGMENT INFORMATION FROM CONTINUING OPERATIONS

The Company's reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and marketing services and has a different customer base.

The Company conducts business in two operating segments: Sanitation Products and Wiping Products. The Sanitation Products segment manufactures and distributes sanitary paper products, cleaning and maintenance chemicals, sanitation products, electro-mechanical and maintenance systems. The Wiping Products segment manufactures and distributes disposable wiping products and sanitary paper products and systems.

The Company evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.


                                      SANITATION      WIPING
                                       PRODUCTS      PRODUCTS      CORPORATE      TOTAL
SEGMENT INFORMATION                       $             $              $            $
                                      ----------   -----------    ----------   -----------
1998
Revenues from external customers      50,787,121     16,337,016                 67,124,137
Intersegment revenues                  3,703,779        379,811                  4,083,590
Interest revenue                           2,343            149                      2,492
Interest expense                         478,799         47,084      632,366     1,158,249
Depreciation and amortization of
  property, plant and equipment and
  goodwill                               833,287        196,984                  1,030,271
Segment income (loss) before taxes     2,066,867          6,075     (947,366)    1,125,576
Segment assets [1]                    28,239,472      6,948,348    1,906,218    33,336,308
Expenditures for segment property,
  plant and equipment and goodwill     4,510,484        127,361                  4,637,845
                                      ----------    -----------   ----------   -----------

WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

18.  SEGMENT INFORMATION FROM CONTINUING OPERATIONS [CONT'D]


                                       SANITATION     WIPING
                                        PRODUCTS     PRODUCTS     CORPORATE      TOTAL
                                           $            $             $            $
                                      -----------   -----------   ---------    ----------
SEGMENT INFORMATION

1997
Revenues from external customers       48,847,534    14,712,169                 63,559,703
Intersegment revenues                   3,687,194       386,886                  4,074,080
Interest revenue                               --         7,323                      7,323
Interest expense                          356,089            --     389,000        745,089
Depreciation and amortization of
  property, plant and equipment
  and goodwill                            748,985       190,876                    939,861
Segment income (loss) before taxes      2,481,335       155,134    (836,500)     1,799,969
Segment assets [1]                     21,884,327     6,289,975   2,009,049     27,174,694
Expenditures for segment property,
  plant and equipment and goodwill        991,126       273,834                  1,264,960
                                       ----------    ----------   ---------     ----------

1996
Revenues from external customers       50,835,445    11,755,262                 62,590,707
Intersegment revenues                   2,050,901       248,733                  2,299,634
Interest revenue                               --        11,553                     11,553
Interest expense                          444,253            --      67,000        511,253
Depreciation and amortization of
  property, plant and equipment
  and goodwill                            856,990       180,863                  1,037,853
Segment income (loss) before taxes      2,155,111       326,558    (748,805)     1,732,864
Expenditures for segment property,
  plant and equipment and goodwill        894,743        40,251                    934,994
                                       ----------    ----------   ----------    ----------


WYANT CORPORATION
[formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

18.     SEGMENT INFORMATION FROM CONTINUING OPERATIONS [CONT'D]

                                                                 PROPERTY, PLANT
                                                                   AND EQUIPMENT
GEOGRAPHIC INFORMATION                         REVENUES[2]         AND GOODWILL
                                                   $        %             $

1998
United States                               16,397,707   24.4          1,017,172
Canada                                      50,092,840   74.6         11,272,881
Other foreign countries                        633,590    1.0                 --
                                            ----------  -----         ----------
                                            67,124,137  100.0         12,290,053
                                            ==========  =====         ==========
1997
United States                               14,598,461   23.0          1,039,795
Canada                                      48,521,689   76.3          8,020,388
Other foreign countries                        439,553    0.7                 --
                                            ----------  -----         ----------
                                            63,559,703  100.0          9,060,183
                                            ==========  =====         ==========
1996
United States                               11,878,609   19.0            956,837
Canada                                      50,615,592   80.9          8,146,876
Other foreign countries                         96,506    0.1                 --
                                            ----------   ----         ----------
                                            62,590,707  100.0          9,103,713
                                            ==========  =====         ==========

Notes
[1] Inter segment eliminations at December 31 were $3,757,730 and $3,008,657 in 1998 and 1997 respectively.

[2]  Revenues are attributed to countries based on location of customers.

                       WYANT CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996

                               BALANCE AT        CHARGED TO                                              BALANCE
                                BEGINNING        COSTS AND                              COMPANIES         AT END
     DESCRIPTION                 OF YEAR          EXPENSES        DEDUCTIONS(1)          ACQUIRED        OF YEAR
     -----------               ----------        ----------       -------------         ---------        -------
    ALLOWANCE FOR
  DOUBTFUL ACCOUNTS:
Year ended December 31 -
         1998                   $323,759          $119,788          $ 64,335             $26,212        $405,424
         1997                   $325,276          $116,923          $118,440                  --        $323,759
         1996                   $594,489          $(66,826)         $202,387                  --        $325,276

-----------------------------------------------------
(1) Represents amounts written off, net of recoveries