Form 10-K/A
period 1998-12-31
WYANT CORP
filed 1999-04-30
CIK 48569

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

                         Commission file number: 0-8410

                               WYANT CORPORATION
             (Exact name of registrant as specified in its charter)

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


           Title of Each Class
---------------------------------------
Common Stock, par value $.01 per share

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ( )

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 22, 1999, was $2,497,323.

As of April 22, 1999, there were 2,273,817 shares of common stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                 1.   The Exhibits identified in Item 14 (a) 3.

                               TABLE OF CONTENTS

           Item                                                                                Page
PART I.
            1.  Business..................................................................       1
            2.  Properties................................................................       8
            3.  Legal Proceedings.........................................................       9
            4.  Submission of Matters to a Vote of Security Holders.......................       9

PART II.
            5.  Market for Registrant's Common Equity and Related Stockholder Matters.....       9
            6.  Selected Financial Data...................................................       11
            7.  Management's Discussion and Analysis of Financial Condition and Results of
                Operations................................................................       12
            7A. Quantitative and Qualitative Disclosures about Market Risk................       21
            8.  Financial Statements and Supplementary Data...............................       22
            9.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure......................................................       22

PART III.
            10.  Directors and Executive Officers of the Registrant.......................       22
            11.  Executive Compensation...................................................       24
            12.  Security Ownership of Certain Beneficial Owners and Wyant Management.....       29
            13.  Certain Relationships and Related Transactions...........................       31

PART IV.
            14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........       32

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

     WYANT HEALTH CARE DIVISION

     The majority of the sales of the Wyant Health Care Division's branded products are to distributors for eventual use by hospitals, nursing homes and other health care institutions, and to government agencies. Disposable underpads and adult briefs are the Division's principal products. Their end-use is for protection against incontinence. A portion of the Division's revenue is derived through the sale of finished products as private label brands for major customers. The Division's airlaid fabrics (AirlayTM) are used as components of wiping products manufactured by IFC, and also are sold in roll good form to converters and manufacturers who produce a wide range of health care, consumer and industrial products.

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

     As stated above, the operations of the Division comprise the company-owned facility in Branchburg, New Jersey and the leased facility in Fresno, California and incorporate the adult incontinent products manufacturing activities undertaken directly by Wyant and Bridgewater. All assets related to these operations (including equipment) will be sold to Paper-Pak subject to the terms of the Asset Purchase Agreement. The lease covering the Fresno, California facility will be assigned to Paper-Pak.

     Following completion of the sale, the Company will cease the manufacture of adult incontinent products and the sale of the Division is not expected to materially affect the operations of the Company's other operating units as each is autonomous and separately managed. The Company will be precluded from re-entering the adult incontinent products business for a period of five years following the sale.

     The Division supplies airlaid non-woven fabric and incontinent products to IFC which will be subject to a three-year supply agreement upon completion of the sale. IFC will supply PaperPak with QuickableTM absorbent washcloths at an agreed upon price, which will be renegotiated every twelve months, and at a volume which will be predetermined.

     In reaching its decision to sell the Division , the Board of Directors considered the following principal factors:

1.   Strategic review of business

     During 1998, the Company completed a strategic review of its business. The major conclusion of this review was that the Company was operating in three uncomplementary industry sectors. After evaluating each segment, management found that the industry dynamics and market position and prospects of Wood Wyant and IFC were critical to the future results of Wyant, and that the Division's branded product sales had fallen in recent years. The Board of Directors, in this context, also considered the increase in income from operations in 1998 against cumulative operating losses of approximately $2,000,000 in 1997 and 1996.

2.   Significant capital investment could not be provided.

     The industry in which the Division operates has already experienced significant consolidation. Accordingly, the Division would require significant additional capital investment to experience future growth. Management concluded that the Company would not be able to provide the necessary capital to the Division for it to be successful.

3.   Debt reduction

     The sale of the Division will provide the opportunity to reduce the Company's debt while, at the same time, achieving significant value for the business and assets related to the Division.

4.   Future uncertainties related to the Division

     The Division faces several significant uncertainties in the near term that could have a material affect on the Company if the Division is not sold. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant factors and known trends with regard to Discontinued Operations").

5.   Business risks associated with disposition of the Division

     As a result of the sale of the Division, the Company's results of operations will be significantly dependent on, and materially affected by, the results of operations of its two remaining business segments. The Board of Directors viewed these as acceptable risks in light of the anticipated benefits of the sale of the Division, the Company's roots in the janitorial and sanitation business dating back to 1922 and management's strategic review and assessment of the Company's business segments.

6.   Fairness opinion

     The Board of Directors retained the services of outside financial advisors to assist in evaluating the financial elements of the sale of the Division. On March 16, 1999, these advisors provided the Board of Directors with the opinion that the transaction was fair from a financial point of view.

     WOOD WYANT

     Wood Wyant is a manufacturer and national distributor, in Canada, of a broad range of industrial and institutional sanitation products, including paper hand towels, bathroom tissue, related sanitary paper products, janitorial chemicals, waste receptacles and cleaning equipment and systems. Wood Wyant is one of two national distributors of a full line of sanitary paper products, janitorial chemicals and equipment, and sanitation supplies to institutional markets in Canada and is the only distributor focused solely on janitorial and sanitation supply products. Wood Wyant, headquartered in Montreal, employs approximately 440 people and operates a paper converting plant and two chemical manufacturing facilities in Ontario and British Columbia. Wood Wyant services some 20,000 customers through a direct sales organization supported by customer service centers located across Canada.

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

     In 1998, the Company, through Wood Wyant, acquired several businesses engaged in the distribution of sanitation products and manufacture of janitorial chemicals. On April 30, 1998, Wood Wyant acquired all of the issued and outstanding shares of H.A. Perigord Company Limited, a distributor of sanitation products. On June 26, 1998, Wood Wyant acquired all of the issued and outstanding shares of Professional Sanitation Products Ltd., a distributor of sanitation products. The total consideration for these acquisitions amounted to $3,070,806, which was comprised of cash of $2,107,645 and 146,666 Class F Preferred shares of Wood Wyant.

     On June 30, 1998, Wood Wyant acquired all of the issued and outstanding shares of four related businesses based in British Columbia for $2,644,228, comprised of cash of $1,760,696 and 136,445 Class F Preferred shares of Wood Wyant. The companies acquired are Midway Supply Ltd., Purnel Distributors Ltd. and Midway Purnel Sanitary Supply Ltd., all of which are distributors of sanitation products, and Fraser Valley Industrial Chemicals Inc., a manufacturer of janitorial chemicals. For further information with respect to these acquisitions, please see Note 3 to the Company's consolidated financial statements.

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

     STRATEGY AND MARKETING

     Wood Wyant's marketing strategy was established in the fall of 1994 following an extensive study of its sales organization by Wood Wyant and Tandem Consulting Group, Canada's leading sales and marketing consulting group. This study, which was undertaken over a period of several months, led to the corporate strategy of building a business with superior return based upon a consultative approach of developing comprehensive cost effective solutions to customers' sanitation needs. In pursuing this strategy, Wood Wyant's primary focus was on washroom and floor care programs within the health care, education, industrial and office channels of distribution. This strategy has required increased investment in sales training activities to increase product knowledge and improve sales and account management capabilities. In addition, a broad cross-section of managers participated under the direction of a task force in the development of a strategic sales plan designed to ensure growth consistent with Wood Wyant's objective.

     Wood Wyant's direction in marketing calls for profitable growth based upon a consultative selling approach where skilled and highly trained account managers provide customers with cost effective solutions to sanitation problems. Wood Wyant's marketing activities are consolidated in Montreal and have been strengthened by the appointment of a Director of Marketing reporting to the Vice President, Sales and Marketing and by the appointment of Product Line Managers responsible for the planning and profitability of Wood Wyant's product lines. The marketing group of Wood Wyant is responsible for the strategic direction and growth and development of Wyant's various product lines.

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

     The following table shows, for the years indicated, percentage information in respect of the Division's net sales.

                                                1996       1997       1998
                                                ----       ----       ----
     Major Distributors...................      10.5       12.4       11.1
     Other Distributors...................      34.7       19.9       21.0
     Government Agencies..................       1.0        1.1        0.8
     Private Label........................      18.4       28.9       28.7
     Converters (airlaid/nonwoven fabrics)       7.0   *    5.2   *    7.7      *
     Industrial Wiping Products (IFC).....      28.4       32.5       30.7

[FN]
* Does not include inter-company sales of $2,474,815, $2,498,939 and $1,542,772, in 1998, 1997 and 1996, respectively, to IFC.

     At December 31, 1998 the Division had a backlog of firm orders of approximately $2,120,000, compared to $1,460,000 at December 31, 1997. These firm orders will be filled during the first quarter of 1999.

     IFC

     IFC's products are sold by 8 salaried sales personnel and by several independent sales organizations that are paid on a commission basis.

     IFC sales are comprised of wiping products (60%) and sanitary paper products (40%). All wiper products sold by IFC are manufactured in its Brownsville, Tennessee facility. All of IFC's sanitary paper products and systems are supplied by Wood Wyant with IFC acting as Wood Wyant's master distributor in the continental United States market.

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

     WYANT HEALTH CARE DIVISION

     The industry in which the Division competes is highly competitive. Among the competitors are such firms as Kendall, PaperPak (the proposed buyer of the Division) and others with substantially greater resources than the Company's, as well as many firms comparable to the Division in size and the primary businesses of which are directly competitive. Although the Division is a leading manufacturer of underpads, it is not a significant factor in the overall adult incontinent market.

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

     Wood Wyant's distribution operations are conducted through leased facilities throughout Canada, thereby providing flexibility in meeting market requirements and eliminating the need to make capital expenditures for real estate. The location of the leased facilities, including square footage and lease expiration dates, are as follows:

                                         AREA IN           YEAR OF
                                       SQUARE FEET        EXPIRATION
                                       -----------        ----------
Manufacturing
Pickering (Toronto), Ontario (1)......    78,200              --
Scarborough (Toronto), Ontario........    22,700             2001
Abbotsford, B.C.......................     4,500        month to month
Distribution
Dartmouth (Halifax), Nova Scotia......    12,100             2003
Lachine (Montreal), Quebec............    91,700             2004
Hull (Ottawa), Quebec (2).............     7,800        month to month
Pickering (Toronto), Ontario (1)......    71,300              --
Sudbury, Ontario......................    12,000             2003
Sault Ste-Marie, Ontario..............     8,100             2003
Thunder Bay, Ontario..................     4,200             2003
Winnipeg, Manitoba....................    12,000             2001
Edmonton, Alberta.....................    14,000             2000
Burnaby (Vancouver), B.C..............    10,400             2000
Coquitlam (Vancouver), B.C............    25,000             2000
Vancouver, B.C........................     8,000             2000


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

     The Division leases approximately 80,000 square feet, used for manufacturing and warehousing, in a building at 95 Santa Fe Avenue, Fresno, California, from Len-Sid Realty Co. Leonard Schramm, a former President of the Company is a partner in Len-Sid Realty Co. The terms of the lease agreement, including $110,116 as annual rent, are comparable to terms that might be obtainable from an unaffiliated lessor of like property in the immediate vicinity of the Fresno warehouse. The lease term is for six months, but terminable on 90 days' notice (essentially, because the landowner, The Atchison, Topeka and Santa Fe Railroad, has the right to terminate Len-Sid Realty Co.'s "possession" on 90 days' notice). This lease will be assigned to PaperPak upon completion of the sale of the Division. See "Business - General - Sale of Wyant Health Care Division."

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

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on The Nasdaq SmallCap Market under the symbol "WYNT". The listing of the Common Stock was transferred to The Nasdaq SmallCap Market from the Nasdaq National Market System, effective with the open of business on April 5, 1999. Wyant has been informed by the Nasdaq Stock Market that it currently satisfies the continued listing requirements of The Nasdaq SmallCap Market. The continued listing of the Common Stock on The Nasdaq SmallCap Market is subject to customary administrative requirements of the Nasdaq Stock Market relating to the listing.

     On May 21, 1998, the Company effected a four-for-three stock split of the Common Stock (the "Stock Split") in the form of a stock dividend to holders of record on April 28, 1998. The following table sets forth the quarterly high and low prices per share for the Common Stock for the periods indicated, as reported by the Nasdaq National Market System. The prices for the period prior to May 21, 1998 have been retroactively adjusted to reflect the Stock Split. These prices represent prices by dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                        HIGH       LOW
                       -----      -----
1997

1st Quarter            4.312      3.375
2nd Quarter            3.937      3.187
3rd Quarter            4.875      2.625
4th Quarter            5.250      4.125

1998
1st Quarter            7.406      4.594
2nd Quarter            6.750      5.188
3rd Quarter            5.750      3.250
4th Quarter            4.500      3.250


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

ITEM 6. SELECTED FINANCIAL DATA

                                                                           YEAR ENDED DECEMBER 31
                                                --------------------------------------------------------------------------
                                                   1998            1997            1996            1995             1994
                                                ---------       ---------       ---------        ---------        ---------
                                                                                                                  Unaudited
                                                                 (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Sales.....................................      $  67,124       $  63,560       $  62,591        $  60,539        $  59,456
Cost of sales.............................         43,218          39,691          38,152           37,035           38,167
                                                ---------       ---------       ---------        ---------        ---------
Gross profit..............................         23,906          23,869          24,439           23,504           21,289
Selling, general and administration
  expenses................................         21,358          21,125          21,325           20,814           22,125
Amortization..............................            508             429             505              584              653
Non-recurring items.......................             --              --             550            1,808               61
Interest expense..........................          1,158             745             511              742              724
Other income (expense)....................           (244)           (230)           (185)             191              265
                                                ---------       ---------       ---------        ---------        ---------
                                                   22,780          22,069          22,706           24,139           23,828
Income (loss) from continuing
  operations before income taxes
  and extraordinary gain..................          1,126           1,800           1,733             (635)          (2,539)
Income tax expense (benefit)..............            572             801             796             (460)            (625)
                                                ---------       ---------       ---------        ---------        ---------
Income (loss) from continuing operations
  before extraordinary gain...............            554             999             937             (175)          (1,914)
Income (loss) from discontinued
  operations, net of income taxes.........          1,021            (581)           (793)             269            1,210
                                                ---------       ---------       ---------        ---------        ---------
Income (loss) before extraordinary gain...          1,575             418             144               94             (704)
Extraordinary gain, net of income taxes...             --              92              --               --               --
                                                ---------       ---------       ---------        ---------        ---------
Net income (loss).........................          1,575             510             144               94             (704)
Dividends and accretion of mandatorily
  redeemable preferred shares.............            360             191              --               --               --
                                                ---------       ---------       ---------        ---------        ---------
Net income (loss) attributable to
  common shares...........................      $   1,215       $     319       $     144        $      94        $    (704)
                                                =========       =========       =========        =========        =========
Per common share
Basic
  Income (loss) from continuing operations
    before extraordinary gain.............      $    0.06       $    0.22       $    0.26        $   (0.05)       $   (0.53)
  Discontinued operations.................      $    0.28       $   (0.16)      $   (0.22)       $    0.08        $    0.33
  Net income (loss).......................      $    0.34       $    0.09       $    0.04        $    0.03        $   (0.20)

Diluted
  Income (loss) from continuing operations
    before extraordinary gain.............      $    0.06       $    0.22       $    0.26        $   (0.05)       $   (0.53)
  Discontinued operations.................      $    0.27       $   (0.16)      $   (0.22)       $    0.08        $    0.33
  Net income (loss).......................      $    0.33       $    0.09       $    0.04        $    0.03        $   (0.20)
Weighted average number of common
  shares outstanding......................      3,606,247       3,597,125       3,589,884        3,589,884        3,589,124

                                                                               AT DECEMBER 31
                                                ---------------------------------------------------------------------------

                                                   1998            1997            1996            1995             1994
                                                ---------       ---------       ---------        ---------        ---------
                                                                                                 Unaudited        Unaudited
BALANCE SHEET DATA:
Working capital of continuing operations..      $   1,822       $      82       $   3,217        $   8,410        $   6,783
Total assets..............................         42,540          37,156          37,593           38,441           39,586
Long-term obligations (excluding
  current maturities).....................          3,888           1,998           6,259            5,945            7,718
Redeemable preferred shares...............          5,990           4,930           2,268            2,268            2,268
Cash Dividends declared per common share..             --              --              --               --               --

NOTE: Data for the years 1994 to 1997 inclusive have been restated to reflect the discontinued operations presentation and the stock split which occurred in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes. (See Item 14). As discussed under "Business - General - Sale of Wyant Health Care Division", pursuant to the Asset Purchase Agreement, Wyant has agreed to sell the Division and substantially all of its operating assets to PaperPak. Accordingly, such consolidated financial statements, as well as the discussion below and analysis of financial condition and operations, reflect the consummation of this transaction by showing the health care business as "discontinued operations" for income statement purposes and as "assets held for divestiture" for balance sheet purposes.

     The following information and the information included under "Business" includes forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934) that involve a number of risks and uncertainties that may influence the financial performance and earnings of the Company, and may cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, factors such as the ability of the Company to successfully integrate the business and personnel of various acquired businesses into its operations, the ability to implement its business strategy assuming consummation of the PaperPak transaction, the ability to adequately address Year 2000-related issues, the ability to maintain existing customer relationships and to secure new customers on satisfactory terms, whether by contract or otherwise, unforeseen price pressure on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements, the ability to obtain any necessary financing on reasonably satisfactory terms, the effect of exchange rate fluctuations and the effect of competitive, capital market and general economic conditions. Such forward-looking statements, which reflect the Company's current views with respect to certain future events and financial performance, should be considered in light of such factors.

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

     GENERAL AND ADMINISTRATION EXPENSES: General and administration expenses for 1997 at $9,193,943 were $114,895 lower than the 1996 total of $9,308,838.
In the sanitation products segment, expenses declined by $463,916 in 1997 to $8,288,049, compared with $8,751,965 in 1996 The reduction resulted primarily from lower staffing levels in 1997 and the favorable impact of the weaker Canadian dollar translation rate During 1997, the Company transferred its Ontario Distribution Center from a leased facility in Scarborough, Ontario to the company-owned facility at Pickering, Ontario The Company provided approximately $238,000 at December 31, 1997 for future costs related to the sublease of the Scarborough facility In the wiping products segment, 1997 expenses amounted to $458,394, an increase of $33,521 over the 1996 expenses of $424,873, due primarily to higher staffing costs Corporate charges were $447,500 in 1997, compared with $132,000 in 1996 The increase of $315,500 was primarily a result of professional fees of $206,500 related to the Wood Wyant acquisition in March 1997, together with increased insurance costs.

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

     OTHER INCOME: Other income for 1997 of $230,790 was $46,154 higher than in 1996 The increase resulted from foreign exchange gains in Canada.

     INCOME FROM CONTINUING OPERATIONS BEFORE INCOMES TAXES AND EXTRAORDINARY
GAIN: Income from continuing operations before tax and extraordinary gain totalled $1,799,969 in 1997, an improvement of $67,105 over the 1996 amount of $1,732,864 The sanitation products segment improved by $326,224, while the wiping products segment declined by $171,424 Corporate expenses increased by $86,695 in 1997.

     INCOME TAXES: Income tax expense increased by $4,604 in 1997 to $800,597, reflecting primarily the higher pre-tax income in 1997.

     DISCONTINUED OPERATIONS: The discontinued health care operations incurred an after-tax loss from operations of $580,874 or $(0.16) per common share in 1997, compared with an after-tax loss of $792,481 or $(0.22) per common share in 1996 The reduction in after-tax loss resulted from higher margins in 1997 due to cost reductions and improved operating efficiencies, together with general and administration expenses which were lower in 1997 as a result of cost reduction programs, despite the inclusion of a non-recurring charge of $427,000 in 1997 for severance costs and professional fees.

     EXTRAORDINARY GAIN: An extraordinary gain of $91,958 or $0.03 per common share, net of tax of $47,372, was realized in 1997 on the refinancing of certain term debt.

     NET INCOME: Net income for 1997 amounted to $510,456, an improvement of $366,066 over the 1996 income of $144,390 After deducting dividends and accretion relating to the mandatorily redeemable preferred shares, the earnings amounted to $0.09 per common share in 1997, compared with $0.04 per common share in 1996.

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

     The Class F Preferred shares of Wood Wyant were issued to the former owners of the businesses acquired during the second quarter of 1998. The significant conditions of the Class F Preferred shares of Wood Wyant are:

     Prior to July 1, 2000 and subject to the priorities of the other classes of preferred stock of Wood Wyant Inc., the shares:

     1. are exchangeable for Wyant Corporation common stock on a share for share basis and are entitled to dividends equivalent on a per share basis, to any dividends paid on Wyant Corporation common stock; and

     2. have a liquidation preference per share of one share of Wyant Corporation common stock.

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

     All borrowings of the Canadian Operations are with the Bank of Nova Scotia. Long-term debt outstanding at December 31, 1998 amounted to $4,948,925, including $1,061,332 due within one year. All of the loans were at the commercial prime rate in Canada (6.75% at December 31, 1998) plus 0.75%. The secured revolving line of credit bears interest at the prime rate in Canada. Under the terms of the loan agreements, covenants exist which require Wood Wyant to meet certain ratios relating to debt to tangible net worth, current assets to current liabilities and cash flow to debt service, as well as maintaining a minimum level of tangible net worth. Also, borrowings under the revolving credit facility must not exceed a given proportion of accounts receivable. The Company was in compliance with all of the covenants at December 31, 1998.

     The Company has no commitments for material capital expenditures and has no plans for major capital expenditures for existing businesses during the next five years. Payments on long-term debt obligations existing at December 31, 1998 average less than $1,000,000 over the next five years with a maximum of $1,496,000 in 2000. Amounts required to redeem Class A and Class B Preferred shares approximate $550,000 per annum during that period, while redemption of the Class F Preferred shares in the event that the option to redeem is exercised by the holders of those shares would require an additional annual amount of approximately $425,000 for five years commencing in 2000.

     Management believes that operating cash flows from the continuing businesses and amounts available under existing credit facilities will be sufficient to meet ongoing operating cash requirements and amounts required for capital asset additions, as well as meet the cash requirements for debt and Preferred shares redemptions discussed above.

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

     Borrowings of the U.S. Operations consist of a committed revolving credit facility of $13,000,000 with Congress Financial Corporation which bears interest at commercial prime rate plus 1% (prime at December 31, 1998 was 7.75%). Unused availability was approximately $2,841,000 at December 31, 1998. Maximum borrowing under the facility is determined by certain advance formulas applicable to the level of accounts receivable and inventories and the value of property, plant and equipment, net of guarantees.

     Management believes that future operating cash flows and the unused balance available under the existing credit facility will be sufficient to enable the Company to meet its ongoing operating cash requirements and to finance capital asset additions until the sale of the Wyant Health Care Division and to meet its ongoing cash requirements if the sale of the Wyant Health Care Division is not consummated. Thereafter, following the repayment of the balance outstanding under the secured line of credit with Congress Financial Corporation, management believes that future operating cash flows and excess cash on hand will be sufficient to meet operating cash requirements and to finance capital asset additions.

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

     Cash received on closing will be utilized to pay off the balance under the secured line of credit with Congress Financial Corporation ($4,238,720 as at December 31, 1998), and to pay the withdrawal liability and income taxes generated by the transaction. The Company is in the process of evaluating possible alternative uses of the balance of the net cash proceeds from the sale, including the acquisition of assets or businesses in North America that are consistent with its overall strategy of growing as a North American janitorial and sanitation products manufacturer and distributor. Although the Company is evaluating several opportunities, currently, there are no significant acquisitions of assets or businesses that would be considered probable. To the extent that it acquires any such assets or businesses, whether related to its overall strategy or otherwise, there can be no assurance that such acquisitions will be successfully integrated with its operations or that such acquisitions will ultimately be profitable for the Company. Pending the application of such proceeds, the Company intends to use such proceeds to repay certain short-term debt of its subsidiaries.

     Following completion of the sale, the Company will cease the manufacture of adult incontinent products and the sale of the Division is not expected to materially affect the operations of the Company's other operating units as each is autonomous and separately managed. The Company will be precluded from re-entering the adult incontinent products business for a period of five years following the sale.

     The Division supplies airlaid non-woven fabric and incontinent products to IFC which will be subject to a three-year supply agreement upon completion of the sale. IFC will supply PaperPak with Quickabletrademark absorbent washcloths at an agreed upon price, which will be renegotiated every twelve months, and at a volume which will be predetermined.

     For more information with respect to the sale of the Division, including the principal factors considered by the Board of Directors in approving the sale, see "Business - General - Sale of the Wyant Health Care Division."

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

     In order to properly address the Year 2000 Issue, the Company has appointed the Vice President, Information Technology of Wood Wyant as Year 2000 Project Director to direct a project team which will coordinate the implementation of a Year 2000 Plan by identifying Year 2000 issues and coordinating solutions. The project team is currently being assembled. Its role will be to conduct Year 2000 readiness assessment audits at all of the Company's facilities, encompassing all equipment and processes deemed important to the facility's operation.

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

     In addition, the Company purchases goods and services from third party vendors that may not be Year 2000 compliant. While the Company intends to obtain confirmation of vendors' state of readiness during the second quarter of 1999, their failure to operate properly with regard to Year 2000 requirements could require the Company to incur material expenses to rectify the impact on the Company of such failure. However, all of the Company's raw materials are widely available and the Company is not dependent on any one supplier or group of suppliers.

     The Company does not know the state of preparedness for Year 2000 issues of all of its customers. However, no single customer exceeds 2% of consolidated sales and therefore the risk the Company faces is broad based if many customers are unable to use information systems necessary to place orders for Company products.

     The Company's Year 2000 Issue involves significant risks. There can be no assurance that the Company will succeed in implementing its Year 2000 Plan. The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties.

     If the Company's replaced internal information technology systems fail the Company will experience significant difficulties in supplying customers and such a failure could hamper the Company's ability to manage the orderly replenishment of inventories.

     If the Company's vendors or suppliers of its required power, telecommunications, transportation and financial services, fail to provide the Company with products and services, it will be unable to provide services to its customers.

     If any of these uncertainties were to occur, the Company's business, financial condition and results of operations would be adversely affected. The Company is unable to assess the likelihood of such events occurring or the extent of the effect on the Company.

     Although the Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness, the Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     ROBERT E. BRIGGS, AGE 54, a director since 1997, has been President of the Division since May 1997. He joined Wyant as Vice President of Operations in August 1996. Prior to that, Mr. Briggs was the Director of Operations for American White Cross from 1993 to 1996. He started his career with Johnson & Johnson, spending 26 years in increasingly important roles and held a number of positions including Director of Operations for the Johnson & Johnson Film and Finishing Operations.

     RICHARD J. CHARLES, AGE 68, a director since 1997, was a director of Wyant & Company, an affiliate of Wyant, from 1995 to March 1997. He has been Vice President - Customer Service and Subsidiaries of the Paper Converting Machine Company of Green Bay, Wisconsin for 17 years.

     THOMAS R.M. DAVIS, AGE 51, a director since 1996, was counsel to Wyant & Company from 1987 to March 1997 and to Wood Wyant, Wyant's wholly owned Canadian subsidiary, since March 1997 and has been a partner in the Canadian law firm of McCarthy T#trault since 1980.

     NICHOLAS A. GALLOPO, AGE 66, a director since 1996, is a consultant and Certified Public Accountant. He retired as a partner of Arthur Andersen LLP in 1995 after 31 years with the firm. He also served as a director of Neuman Drug Company in 1995 and 1996.

     DONALD C. MACMARTIN, AGE 56, a director since 1995, was President of Wyant & Company from 1994 until March 1997 and became Chairman, President and Chief Executive Officer of Wood Wyant in March 1997. Prior to that, he was President of Canstar Sports Inc. of Montreal, Quebec from 1992 to 1994 and President of Corby Distilleries Ltd. of Montreal, Quebec from 1989 to 1992. Since 1996, Mr. MacMartin has served as Wyant's Chief Executive Officer and the Chairman of the Board of Directors and, in addition since 1997, as its President.

     JOHN B. WIGHT, AGE 73, a director since 1995, is a Canadian Chartered Accountant. He was a director of Wyant & Company from 1988 until March 1997.

     JAMES A. WYANT, AGE 46, a director since 1990, has served as Vice Chairman of the Board of Directors since 1995 and was appointed Corporate Secretary of Wyant in March 1997. He was President and a director of Wyant & Company from 1986 until 1994, subsequently served as Vice Chairman of the Board of Directors until March 1997 and became President and Secretary of Wyant & Company in March 1997. Mr. Wyant has also been a director and Vice Chairman of the Board of Directors of Wood Wyant since March 1997.

     Each director of the Company is elected yearly to serve by the shareholders of the Company at its annual meeting.

EXECUTIVE OFFICERS

     MARC A. D'AMOUR, AGE 41, was Vice President, Finance and Chief Financial Officer of Wyant & Company from 1994 until March 1997 and became Vice President, Finance and Chief Financial Officer of Wood Wyant in March 1997. Mr. D'Amour has served as Vice President, Chief Financial Officer and Treasurer of Wyant since March 1997. Prior to joining Wyant & Company, Mr. D'Amour held senior financial positions with Domtar Inc. after an eleven-year career with Price Waterhouse.

     The business experience, current position and related disclosure with respect to Wyant's other executive officers, each of whom is also a director of Wyant, is set forth above under "--Directors."

COMPLIANCE WITH SECTION 16 (A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires executive officers, directors and persons who beneficially own more than 10% of the Common Stock to file within prescribed periods initial statements of beneficial ownership and statements of changes in beneficial ownership of their shares of Common Stock with the Securities and Exchange Commission (the "Commission") and the Nasdaq Stock Market. Such persons are also required to furnish Wyant with copies of all such statements that they file. Based on its review of the copies of such statements received by it, except as described in the next paragraph, Wyant believes that, during 1998, all such filing requirements applicable to such persons were duly complied with.

     Thomas R.M. Davis and Nicholas A. Gallopo each failed to report his initial statement of beneficial ownership and the subsequent acquisition of options to purchase 16,002 shares of Common Stock that were issued to each of them pursuant to the 1997 Stock Incentive Plan on three separate dates between 1996 and 1998. This failure to report was corrected by each of Mr. Davis and Mr. Gallopo by the filing of a Form 3 and 4 with the Commission in March 1999.

Item 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLES

     The following table summarizes compensation earned in 1998, 1997 and 1996 by the Chief Executive Officer and the only other executive officers whose 1998 salary and bonus exceeded $100,000 (the "named officers").

                                    TABLE  I

                        1998 SUMMARY COMPENSATION TABLE

                                                                   Number
                                                                  of Shares
                                                                   Covered
Name and                                                           by Stock
Principal Positions          Year       Salary       Bonus       Options (1)
-------------------          ----       ------       -----       -----------
Donald C. MacMartin (2)
Chairman, President          1998     $269,633         -0-           -0-
and Chief Executive          1997      245,582      $56,484         73,334
Officer                      1996        -0-           -0-          62,667

James A. Wyant (2)           1998      147,219         -0-           -0-
Vice-Chairman and            1997      155,295       19,024          -0-
Corporate Secretary          1996        -0-           -0-           -0-

Robert E. Briggs             1998      190,000       45,600          -0-
President, Wyant             1997      158,461       25,000         33,335
Health Care Division         1996       47,767       12,500         13,334

Marc A. D'Amour (2)          1998      124,705         -0-           -0-
Vice-President, Chief        1997      122,791       22,265         33,335
Financial Officer and        1996        -0-           -0-          13,334
Treasurer


(1)  The number of shares referred to in Table I reflect the Stock Split.

(2) Compensation payments to Messrs. Donald C. MacMartin, James A. Wyant and Marc A. D'Amour were made in Canadian dollars and, accordingly, such payments have been converted to United States dollars using an average of the exchange rates in effect during 1998 and 1997 of U.S. $1.00 = Cdn. $1.4835 and U.S. $1.00 = Cdn. $1.3844, respectively.

     On September 23, 1997, the Board of Directors, acting on the recommendation of a Special Subcommittee of the Compensation Committee of the Board of Directors, unanimously approved a Cdn. $300,000 loan from Wood Wyant to Donald C. MacMartin, the Corporation's Chairman, President and Chief Executive Officer. Mr. MacMartin absented himself from the meeting. Interest is payable annually based on Wood Wyant's cost of funds, which is at prevailing commercial market rates (at December 31, 1998, such rate was 6.75%); principal is payable at the rate of $15,000 annually, over a ten year period, with the balance payable at the end of such 10 year period.
     As of April 22, 1999, there is Cdn. $285,000 outstanding with respect to the loan.

                                    TABLE 2

                            1998 STOCK OPTIONS TABLE

                            NUMBER OF SHARES COVERED BY               VALUE OF UNEXERCISED
                               UNEXERCISED OPTIONS AT                 IN-THE-MONEY OPTIONS
NAME                           DECEMBER 31, 1998 (1)                AT DECEMBER 31, 1998 (2)
------------------        --------------------------------       --------------------------------
                          EXERCISABLE        UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
                                                                       $                 $
Donald C. MacMartin         140,001              6,667               -0-                -0-
Robert E. Briggs             40,001              6,668              2,500               834
Marc A. D'Amour              41,668              5,001               -0-                -0-

____________
(1)  The number of shares referred to in Table 2 reflect the Stock Split.

(2) Based on the price of $3.25 per share, the closing price of the shares on the Nasdaq National Market System on December 31, 1998.

REPORT OF THE COMPENSATION COMMITTEE

     Wyant's executive compensation program is based upon creating shareholder value. All executive activities including Wyant strategic planning, management initiatives and overall financial performance are focused on increasing shareholder value. The Compensation Committee of the Board of Directors has established a program to:

     (1) Reward executives for long-term strategic management and the enhancement of shareholder value.

     (2) Integrate compensation programs with Wyant's annual and long-term strategic planning.

     (3) Support a performance-oriented environment that rewards performance not only with respect to Wyant goals but also Wyant performance as compared to industry performance levels.

     The total compensation program consists of both cash and equity-based compensation. The Compensation Committee determines the level of salary and bonuses, if any, for key executive officers based upon competitive norms. Actual salary changes are based upon performance.

     Long-term incentives are provided through the issuance of stock options, pursuant to Wyant's 1991 Stock Option Plan and 1997 Stock Incentive Plan. The 1997 Stock Incentive Plan also permits the granting of other types of stock-based awards. The Board of Directors has the power, subject to the provisions of these plans, and utilizing recommendations received from the Stock Option Committee, to determine the persons to whom and the dates on which awards will be granted, the number of shares subject to each award and the term and other conditions applicable to each award.

                             Compensation Committee
                             James A. Wyant (Chair)
                               Richard J. Charles
                               Thomas R.M. Davis
                              Donald C. MacMartin
                                 John B. Wight

EMPLOYMENT AND RELATED AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

     Pursuant to an employment agreement with Wood Wyant, James A. Wyant serves as Vice-Chairman of Wood Wyant and receives a base salary (Cdn. $218,400 in 1998 [U.S. $147,219]), subject to annual increases based on the increase, if any, in the Consumer Price Index of Canada, bonus compensation based upon a specified formula and certain other benefits. Unless it is terminated earlier pursuant to its terms, such employment agreement will expire on December 31, 2001, subject to extension on a year-to-year basis thereafter. Mr. Wyant also serves as Vice-Chairman and Corporate Secretary of Wyant.

     Effective January 1, 1999, Donald C. MacMartin and Marc D'Amour entered into employment agreements with Wood Wyant and will receive a base salary of Cdn. $410,000 and Cdn. $195,000, respectively. The agreements also provide for bonus compensation at the discretion of the Board of Directors of Wood Wyant and for certain other benefits. Mr. MacMartin serves as Chairman, President and Chief Executive Officer of Wood Wyant and Mr. D'Amour as Vice-President, Finance and Chief Financial Officer. Unless terminated earlier pursuant to their terms, the employment agreements will expire on December 31, 2001, subject to extension on a year-to-year basis thereafter. Mr. MacMartin also serves as Chairman, President and Chief Executive Officer of Wyant and Mr. D'Amour serves as Wyant's Vice-President, Chief Financial Officer and Treasurer.

     Pursuant to a retirement arrangement agreement dated June 27, 1994, as amended, between Mr. MacMartin and Wood Wyant, Wood Wyant agreed to provide Mr. MacMartin, on retirement or death, with supplementary retirement benefits to the extent that the benefits provided under such retirement arrangement exceed the benefits provided pursuant to Wood Wyant's defined benefit final average pension plan.

     Pursuant to a severance agreement dated August 14, 1997 between Wyant and Robert E. Briggs, Mr. Briggs will receive one year's salary from Wyant if either (1) within three months after the sale of all or substantially all of the assets of the Division, Mr. Briggs is terminated without cause by the buyer thereof or (2) at the time of such sale, Mr. Briggs declines any offer of employment made by the buyer of the Division. In either situation, the payment to Mr. Briggs of one year's salary will be made on the final date of employment with the buyer or the Division, as the case may be, based on his salary then in effect. Notwithstanding this agreement, no payment will be made to Mr. Briggs should he resign following his acceptance of any such offer of employment from the buyer of the Division. This severance agreement would be applicable to Mr. Briggs if the Paper-Pak Transaction is consummated. Mr. Briggs serves as President of the Division.

PERFORMANCE GRAPH

     Set forth below is a line graph comparing cumulative total shareholder return, over five years, upon an investment in the Common Stock with (artificially aggregated) an equivalent investment in (a) Nasdaq Stock Market companies (U.S.), and (b) those in the Paper and Allied Products index of the Nasdaq Stock Market:



                                     GRAPH

                COMPARISON OF FIVE YEAR-CUMULATIVE TOTAL RETURNS
                             PERFORMANCE GRAPH FOR
                               WYANT CORPORATION

Prepared by the Center for Research in Security Prices

Produced on 03/11/99 including data to 12/31/1998

                                      LOGO

                                     LEGEND

SYMBOL    CRSP TOTAL RETURNS INDEX FOR:                 12/1993      12/1994      12/1995       12/1996       12/1997      12/1998
------    -----------------------------                 -------      -------      --------      -------       -------      -------
          Wyant Corporation                              100.0        116.0         110.0         74.0         104.0          69.3

          Nasdaq Stock Market (US Companies)             100.0         97.8         138.3        170.0         208.3         293.5

          NASDAQ Stocks (SIC 2600-2699 US Companies)
          Paper and allied products                      100.0        107.7         117.5        151.9         202.8         164.9

NOTES:

    A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

    B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

    C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

    D.  The index level for all series was set to 100.0 on 12/31/93.

STANDING COMMITTEES OF THE BOARD OF DIRECTORS, COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors has no Nominating Committee, but the Board of Directors as a whole nominates director candidates.

     The Board of Directors met twelve times in 1998 to review financial information, corporate business strategies and general matters in respect of Wyant's business.

     The Executive Committee, comprised of Donald C. MacMartin, Thomas R.M. Davis, Nicholas A. Gallopo and James A. Wyant, met once in 1998 to review a strategic business issue.

     The Audit Committee, comprised of Richard J. Charles, Nicholas A. Gallopo, John B. Wight and James A. Wyant, met three times during 1998 to review financial reporting matters and to discuss audit, internal control, information technology and other matters.

     The Compensation Committee, comprised of Richard J. Charles, Thomas R.M. Davis, Donald C. MacMartin, John B. Wight and James A. Wyant, met seven times during 1998 to consider compensation principles and practices and the amounts to be paid to officers and senior employees.

     The Stock Option Committee, comprised of Richard J. Charles, Thomas R.M. Davis and Nicholas A. Gallopo, met once during 1998 to consider the grants of options to employees of Wyant and its subsidiaries.

     Donald C. MacMartin and James A. Wyant serve on the Compensation Committee and are also executive officers of Wyant. John B. Wight also serves on the Compensation Committee and is an employee of Wood Wyant. Mr. MacMartin does not participate in any decisions of the Compensation Committee concerning his own compensation. The Compensation Committee does not consider the compensation of Mr. Wyant or Mr. Wight.

     During 1998 all directors of Wyant attended 75% or more of the meetings of the Board of Directors and the committees on which they served.

COMPENSATION OF DIRECTORS

     During 1998, each director of Wyant who was not an employee of the Company received an annual director's fee of $8,000 paid in equal quarterly installments. In addition, under Wyant's 1997 Stock Incentive Plan, options to purchase Common Stock at $5.8125 per share were awarded during 1998 to the following directors: Richard J. Charles (1,334 shares), Thomas R.M. Davis (1,334 shares) and Nicholas A. Gallopo (1,334 shares). Under this plan, each new non-employee director of Wyant receives an option to purchase 13,334 shares of Common Stock upon joining Wyant's Board of Directors and each continuing non-employee director receives an option to purchase 1,334 shares of Common Stock for each year of service on the Board of Directors. The exercise price of each such option is equal to the fair market value of the covered shares at the time the option is granted. Lastly, effective May 28, 1998, Mr. Davis and Mr. Gallopo each received a special fee of $1,000 payable in quarterly installments in respect of their services as chairmen of the Stock Option Committee and the Audit Committee, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND WYANT MANAGEMENT

     The following table sets forth certain information regarding the ownership of Common Stock as of April 22, 1999 by (1) all of those known by Wyant to be beneficial owners of more than five percent (5%) of the outstanding shares of Common Stock; (2) each director of Wyant, (3) each of the executive officers named in Table I - 1998 Summary Compensation Table under "Executive Compensation # Summary Compensation Tables;" and (4) all executive officers and directors of Wyant as a group.


                                                        NUMBER
                                                      OF SHARES
NAME AND ADDRESS                                     BENEFICIALLY        PERCENT
OF BENEFICIAL OWNER                                  OWNED (1)(2)        OF CLASS
-------------------                                  ------------        --------
The Wyant Voting Trusts                             1,250,252 (3)         55.0%
c/o Wyant & Company Inc.
1475, 32nd Avenue
Lachine, Quebec

Wyant & Company Inc.                                1,333,333 (4)         37.0%
1475, 32nd Avenue
Lachine, Quebec

First Wilshire Securities Management, Inc.            194,841              8.6%
600 South Lake Street
Pasadena, California

Wilen Management Company, Inc.                        214,149              9.4%
2360 West Joppa Road
Lutherville, Maryland

Donald C. MacMartin
(Chairman of the Board, President & Chief             178,001 (5)          7.4%
Executive Officer)

James A. Wyant                                              0 (3)(4)       0.0%
(Vice Chairman of the Board &
  Corporate Secretary)

Marc A. D'Amour                                        45,335 (6)          2.0%
(Vice-President, Chief Financial Officer &
Treasurer)

Robert E. Briggs                                       44,001 (7)          1.9%
(A Director)

Richard J. Charles                                     14,668 (8)          0.6%
(A Director)

Thomas R.M. Davis                                      17,002 (9)          0.7%
(A Director)

Nicholas A. Gallopo                                    16,002 (10)         0.7%
(A Director)

John B. Wight                                          32,001 (11)         1.4%
(A Director)

All Directors and Officers as a Group               2,708,373 (12)        73.5%
(8 Persons)

1. In accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"), a person is deemed to be the beneficial owner, for the purposes of this table, of any shares of Wyant if he or she has or shares voting or investment power with respect to such security or has the right to acquire beneficial ownership of any shares of Wyant within 60 days of the Record Date. For purposes of calculating the percentage of outstanding shares held by each person included in the table above, any shares which such person has the right to acquire within 60 days of the Record Date are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person. Unless otherwise noted, the persons as to whom the information is provided have sole voting and investment power over the shares of Wyant shown as beneficially owned.

2. These shares of Common Stock include fractional shares issued pursuant to the Stock Split, rounded to the nearest whole number.

3. These shares of Common Stock are held pursuant to certain trust agreements for the benefit of certain Canadian corporations owned by members of the Wyant family as follows: (i) 420,920 shares held for the benefit of Wyant & Company Inc., a Canadian corporation owned by members of the Wyant family ("Wyant & Company"); (ii) 317,333 shares held for the benefit of 3287858 Canada Inc., a Canadian corporation wholly owned by Lynne Emond ("Lynneco"); (iii) 317,333 shares held for the benefit of Derek Wyant Holdings Inc., a Canadian corporation wholly owned by John Derek Wyant, M.D. ("Derekco"); and (iv) 194,666 shares held for the benefit of 3323986 Canada Inc., a Canadian corporation wholly owned by the Estate of the late Gerald W. Wyant ("Geraldco"). The shares held for the benefit of Wyant & Company, Lynneco and Derekco are subject to a voting trust (the "First Voting Trust"), under which James A. Wyant has sole and absolute discretion to vote and dispose of such shares. After March 18, 2003, Wyant & Company, Lynneco and Derekco shall each have the right to have up to ten percent of their respective shares released from the First Voting Trust each year. The First Voting Trust will terminate as of March 18, 2012, unless terminated earlier pursuant to its terms. The shares held for the benefit of Geraldco are subject to the terms of a separate voting trust (the "Second Voting Trust"), under which James A. Wyant has sole and absolute discretion to vote such shares. The terms of the Second Voting Trust limit the power of James A. Wyant and Geraldco to dispose of the shares directly or indirectly, but provide James A. Wyant with an option to purchase the shares pursuant to terms established thereunder. The Second Voting Trust will terminate as of March 31, 2007, unless terminated earlier pursuant to its terms. James A. Wyant, in his capacity as voting trustee, may be deemed to be the beneficial owner of all the shares held in the First and Second Voting Trusts but he disclaims beneficial ownership of such shares, other than the shares held in the First Voting Trust for the benefit of Wyant & Company.

4. These shares of Common Stock represent record ownership by Wyant & Company of 1,333,333 shares of Class E Exchangeable Preferred Stock of Wood Wyant Inc. ("Wood Wyant"), a wholly owned Canadian subsidiary of Wyant (the "Class E Preferred Stock"), which are exchangeable, on demand and without additional consideration, for shares of Common Stock of Wyant on a one-for-one basis. Although Wyant & Company is the record owner of the Class E Preferred Stock, under the terms of a written agreement among Wyant & Company and certain of its shareholders, and by virtue of Lynneco's and Derekco's respective interests in Wyant & Company, each of Lynneco and Derekco is entitled to cause Wyant & Company to (i) exchange up to 111,111 shares of the Class E Preferred Stock for an equal number of shares of Common Stock and (ii) immediately thereafter, sell such shares of Common Stock and deliver to Derekco and Lynneco the net after-tax proceeds resulting from such sale. Accordingly, Wyant & Company disclaims beneficial ownership of the Class E Preferred Stock with respect to which Lynneco and Derekco retain investment control.

5. Includes 73,334 shares subject to stock options granted under Wyant's 1991 Stock Option Plan and 66,667 shares subject to stock options granted under Wyant's 1997 Stock Incentive Plan.

6. Includes 13,334 shares subject to stock options granted under Wyant's 1991 Stock Option Plan and 30,001 shares subject to stock options granted under Wyant's 1997 Stock Incentive Plan.

7. Includes 13,334 shares subject to stock options granted under Wyant's 1991 Stock Option Plan and 26,667 shares subject to stock options granted under Wyant's 1997 Stock Incentive Plan.

8. Includes 14,668 shares subject to the Non-Employee Director Options granted to Mr. Charles under Wyant's 1997 Stock Incentive Plan.

9. Includes 16,002 shares subject to the Non-Employee Director Options granted to Mr. Davis under Wyant's 1997 Stock Incentive Plan.

10. Includes 16,002 shares subject to the Non-Employee Director Options granted to Mr. Gallopo under Wyant's 1997 Stock Incentive Plan.

11. Includes 10,667 shares subject to stock options granted under Wyant's 1991 Stock Option Plan and 17,334 shares subject to stock options granted under Wyant's 1997 Stock Incentive Plan.

12. Includes 1,250,252 shares beneficially owned by the Wyant Voting Trusts, 1,111,111 shares of the Class E Preferred Stock beneficially owned by Wyant & Company and 298,010 shares subject to options held by the directors and executive officers of Wyant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1998, the law firm of McCarthy Tetrault provided legal services to Wyant and Wood Wyant. Thomas R.M. Davis, a director of Wyant, is a member of the law firm of McCarthy Tetrault. In 1998, the fees paid by Wyant and Wood Wyant to McCarthy Tetrault were approximately Cdn. $263,000 (US $177,000). These fees are comparable to the fees that Wyant and Wood Wyant would have paid to an unaffiliated law firm based on the legal services that were provided.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.     The following Financial Statements are included in Item 8.

          Reports of Independent Auditors                        F-1

          Consolidated Balance Sheet as at December 31, 1998
          and 1997                                               F-3

          Consolidated Statement of Operations for the years
          ended December 31, 1998, 1997 and 1996                 F-4

          Consolidated Statement of Stockholders' Equity for
          the  years ended December 31,1998, 1997 and 1996       F-5

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

   3.     Exhibits

          The following exhibits have been previously filed or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

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

  EXHIBIT NO.                   DESCRIPTION OF EXHIBIT

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

     10.4 Credit facilities agreement between the Bank of Nova Scotia and Wood Wyant Inc. dated June 22, 1998, together with amendments thereto dated February 19, 1999 and March 10, 1999 (previously filed).

     10.5 Employment Agreement dated November 11, 1996 between James A. Wyant and Wood Wyant Inc. (successor to G.H. Wood + Wyant Inc.), as amended (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

     10.6 Addendum dated March 10, 1998 to the Employment Agreement dated November 11, 1996, as amended, between James A. Wyant and Wood Wyant Inc. (previously filed).

     10.7 Retirement Arrangement Agreement dated June 27, 1994 between Wood Wyant Inc. (successor to G.H. Wood + Wyant Inc.) and Donald C. MacMartin (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

     10.8 Employment Agreement dated January 1, 1999 between Donald C. MacMartin and Wood Wyant Inc. (previously filed).

     10.9 Employment Agreement dated January 1, 1999 between Marc D'Amour and Wood Wyant Inc. (previously filed).

     10.10 Letter of Agreement dated August 14, 1997 between Wyant Corporation and Robert E. Briggs (previously filed).

     10.11 Indemnification Agreement dated March 11, 1999 between Wyant Corporation and James A. Wyant (previously filed).

     16.1 Letters from Arthur Andersen LLP regarding change of certifying independent accountants (incorporated by reference from the Company's Current Report on Form 8-K dated April 21, 1997).

  EXHIBIT NO.                DESCRIPTION OF EXHIBIT

     21.1      Subsidiaries (previously filed).

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

                                   WYANT CORPORATION



                                    By:      /s/M.A. D'Amour
                                        --------------------------
                                        M.A. D'Amour
                                        Vice President,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                    Date: April 28, 1999


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





Montreal, Canada,
February 16, 1999, except for Note 2
which is as at February 23, 1999.                              Ernst & Young LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Hosposable Products, Inc.

     We have audited the accompanying consolidated balance sheets of Hosposable Products, Inc. (a New York corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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






New York, New York                                           Arthur Andersen LLP
February 11, 1997 (except with respect
to matters discussed in Note 13 as to
which the date is March 18, 1997)

                               WYANT CORPORATION
                      [formerly Hosposable Products, Inc.]

                           CONSOLIDATED BALANCE SHEET

                                                                           As at December 31
                                                                        ------------------------
                                                                           1998          1997
                                                                             $             $
                                                                        ----------     ---------
                                                                                      [Restated]
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   59,985       156,131
Receivables [note 4]                                                    10,215,812     9,298,779
Inventories [note 5]                                                     8,576,960     6,161,254
Net assets held for divestiture [note 2]                                 9,203,356     9,981,183
Other                                                                    1,393,270     1,683,097
                                                                        ----------    ----------
TOTAL CURRENT ASSETS                                                    29,449,383    27,280,444
                                                                        ----------    ---------
Property, plant and equipment, net of accumulated depreciation and
 amortization of $11,474,155 [1997- $10,651,878] [notes 6 & 8            8,593,460     8,798,204
Other assets [note 7]                                                    4,496,821     1,077,229
                                                                        ----------    ----------
TOTAL ASSETS                                                            42,539,664    37,155,877
                                                                        ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving line of credit [note 8]                                        4,092,128     2,204,719
Committed revolving credit facility [note 8]                             4,238,720     5,880,748
Accounts payable                                                         4,856,657     4,951,071
Accrued expenses                                                         3,228,412     1,988,842
Income taxes payable                                                       433,288     1,252,988
Current portion of long-term debt [note 8]                               1,061,332       389,035
Current portion of preferred stock of subsidiary [note 3]                  513,204       550,084
                                                                        ----------    ----------
TOTAL CURRENT LIABILITIES                                               18,423,741    17,217,487
                                                                        ----------    ----------
Long-term debt, excluding current portion [note 8]                       3,887,593     1,998,152
Preferred stock of subsidiary [note 3]                                   5,477,072     4,379,527
Deferred income taxes [note 9]                                           2,076,416     1,780,726

Commitments [note 14]

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, authorized 6,000,000
 shares; issued and issuable 3,607,150 {3,604,817 in 1997}                  27,053        27,037
Additional paid-in capital                                               6,821,825     6,806,867
Retained earnings                                                        6,326,679     5,112,006
Cumulative translation adjustment                                         (500,715)     (165,925)
                                                                        ----------    ----------
TOTAL STOCKHOLDERS' EQUITY                                              12,674,842    11,779,985
                                                                        ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              42,539,664    37,155,877
                                                                        ==========    ==========

                             See accompanying notes

                               WYANT CORPORATION
                      [formerly Hosposable Products, Inc.]




                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  Year ended December 31

                                                            1998            1997            1996
                                                              $               $               $
                                                                         [Restated]      [Restated]
NET SALES                                                 67,124,137      63,559,703      62,590,707
COST OF SALES                                             43,218,466      39,691,201      38,151,474
                                                          ----------      ----------      ----------
GROSS PROFIT                                              23,905,671      23,868,502      24,439,233
                                                          ----------      ----------      ----------
EXPENSES
Selling                                                   12,658,838      11,931,480      12,015,764
General and administration                                 8,699,535       9,193,943       9,308,838
Amortization                                                 507,540         428,811         505,345
Non-recurring items [note 11]                                     --              --         549,805
Interest expense                                           1,158,249         745,089         511,253
Other income [note 12]                                      (244,067)       (230,790)       (184,636)
                                                          ----------      ----------      ----------
                                                          22,780,095      22,068,533      22,706,369
                                                          ----------      ----------      ----------
Income from continuing operations before income
 taxes and extraordinary gain                              1,125,576       1,799,969       1,732,864
Income tax expense [note 9]                                  572,000         800,597         795,993
                                                          ----------      ----------      ----------
Income from continuing operations before
 extraordinary gain                                          553,576         999,372         936,871
Discontinued operations [note 2] --
Income (loss) from operations (net of income taxes
 (recoveries) of $545,000, ($289,610) and ($448,358),
 respectively)                                             1,021,602        (580,874)       (792,481)
                                                          ----------      ----------      ----------
Income before extraordinary gain                           1,575,178         418,498         144,390
Extraordinary gain, net of income taxes [note 13]                 --          91,958              --
                                                          ----------      ----------      ----------
NET INCOME                                                 1,575,178         510,456         144,390
Dividends and accretion of mandatorily
 redeemable preferred stock                                  360,505         191,746              --
                                                          ----------      ----------      ----------
NET INCOME ATTRIBUTABLE TO COMMON SHARES                   1,214,673         318,710         144,390
                                                          ==========      ==========      ==========
Per common share [note 15]
 BASIC
 Income from continuing operations before
   extraordinary gain                                           0.06            0.22            0.26
 Discontinued operations                                        0.28           (0.16)          (0.22)
 Extraordinary gain                                               --            0.03              --
 Net income                                                     0.34            0.09            0.04

 DILUTED
 Income from continuing operations before
   extraordinary gain                                           0.06            0.22            0.26
 Discontinued operations                                        0.27           (0.16)          (0.22)
 Extraordinary gain                                               --            0.03              --
 Net income                                                     0.33            0.09            0.04


                             See accompanying notes

                               WYANT CORPORATION
                      [formerly Hosposable Products, Inc.]

                           CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY


                                                                Year ended December 31
                                                    ------------------------------------------
                                                       1998            1997            1996
                                                            $               $               $
                                                    ----------      ----------     -----------
                                                                     [Restated]      [Restated]
COMMON STOCK AT PAR VALUE
Balance at beginning of year                            27,037          27,037          27,037
Stock issued for options exercised                          16              --              --
                                                    ----------      ----------     -----------
BALANCE AT END OF YEAR                                  27,053          27,037          27,037
                                                    ----------      ----------     -----------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                         6,806,867       6,789,397       6,789,397
Stock issued for options exercised                      14,958              --              --
Gain on sale of treasury stock                              --          17,470              --
                                                    ----------      ----------      ----------
BALANCE AT END OF YEAR                               6,821,825       6,806,867       6,789,397
                                                    ----------      ----------      ----------
RETAINED EARNINGS
Balance at beginning of year                         5,112,006       4,999,823       5,390,064
Net income                                           1,575,178         510,456         144,390
Dividends declared by subsidiary                      (190,955)       (125,746)             --
Accretion on preferred shares of subsidiary           (169,550)        (66,000)             --
Distribution to minority shareholders                      --         (206,527)       (534,631)
                                                    ----------      ----------      ----------
BALANCE AT END OF YEAR                               6,326,679       5,112,006       4,999,823
                                                    ----------      ----------      ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year                          (165,925)         26,955          72,146
Foreign currency translation adjustments              (334,790)       (192,880)        (45,191)
                                                    ----------      ----------      ----------
BALANCE AT END OF YEAR                                (500,715)       (165,925)         26,955
                                                    ----------      ----------      ----------
TREASURY STOCK
Balance at beginning of year                                --         (31,530)        (31,530)
Treasury stock sold, at cost                                --          31,530              --
                                                    ----------      ----------      ----------
BALANCE AT END OF YEAR                                      --              --         (31,530)
                                                    ----------      ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                          12,674,842      11,779,985      11,811,682
                                                    ==========      ==========      ==========
COMPREHENSIVE INCOME
Net income                                           1,575,178         510,456         144,390
Other - foreign currency translation adjustments      (334,790)       (192,880)        (45,191)
                                                    ----------      ----------      ----------
COMPREHENSIVE INCOME FOR YEAR                        1,240,388         317,576          99,199
                                                    ----------      ----------      ----------

                               WYANT CORPORATION
                      [formerly Hosposable Products, Inc.]

                           CONSOLIDATED STATEMENT OF
                         STOCKHOLDERS' EQUITY [CONT'D]


                                                               Year ended December 31
                                                    -----------------------------------------
                                                       1998            1997            1996
                                                           $               $               $
                                                    ---------       ---------       ---------
                                                                    [Restated]      [Restated]

COMMON SHARES
Number issued at beginning of year                  2,271,484       2,271,484       2,271,484
Shares issued for options exercised                     2,333              --              --
NUMBER ISSUED AT END OF YEAR                        2,273,817       2,271,484       2,271,484
                                                    ---------       ---------       ---------
TREASURY STOCK
Held at beginning of year                                  --         (14,933)        (14,933)
Sold during the year                                       --          14,933              --
                                                    ---------       ---------        --------
HELD AT END OF YEAR                                        --              --         (14,933)
                                                    ---------       ---------        --------
COMMON SHARES ISSUED AND OUTSTANDING                2,273,817       2,271,484       2,256,551

COMMON SHARES ISSUABLE UPON CONVERSION OF
 EXCHANGEABLE SHARES [NOTE 3]                       1,333,333       1,333,333       1,333,333
                                                    ---------       ---------       ---------
COMMON SHARES ISSUED, ISSUABLE AND OUTSTANDING      3,607,150       3,604,817       3,589,884
                                                    =========       =========       =========

                             See accompanying notes

                               WYANT CORPORATION
                      [formerly Hosposable Products, Inc.]

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     Year ended December 31
                                                         ---------------------------------------------
                                                             1998            1997            1996
                                                              $               $               $
                                                         -----------     -----------      -----------
                                                                          [Restated]       [Restated]

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations                       553,576       1,091,330           936,871
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization                             1,137,698         990,013         1,060,687
Loss (gain) on sale of fixed assets                          11,792         (28,470)         (122,810)
Deferred income tax expense (benefit)                        72,000         (25,823)          814,027
Deferred pension costs                                     (107,014)        (92,177)          (13,200)
Increase in deferred charges                                (49,480)       (320,234)               --
Decrease (increase) in working capital                     (511,879)        752,956           (73,888)
Decrease in other liabilities                                    --              --          (100,000)
                                                         ----------      ----------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 1,106,693       2,367,595         2,501,687
                                                         ----------      ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash
  acquired [note 3]                                      (3,853,158)             --                --

Capital expenditures                                       (853,692)     (1,313,246)         (970,985)
Cash proceeds from sale of fixed assets                      15,850          35,628           236,188
Sale of marketable securities                                    --         446,812         1,488,783
Purchase of marketable securities                                --              --          (573,362)
Decrease in other assets                                     83,278              --                --
                                                         ----------      ----------        ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (4,607,722)       (830,806)          180,624
                                                         ----------      ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in committed revolving
  credit facility                                        (1,642,028)       5,880,748               --
Repayment of long-term debt                              (1,001,944)      (7,820,959)      (2,066,431)
Increase in long-term debt                                3,723,111        5,122,507        2,233,353
Distribution to minority shareholders                            --         (206,527)        (534,631)
Issue of common shares                                       14,974               --               --
Redemption of preferred shares                             (550,122)              --               --
Sale of treasury stock                                           --           49,000               --
Dividends paid by subsidiary                               (190,955)        (125,746)              --
Increase (decrease) in bank indebtedness                  1,376,683          911,368         (481,598)
Distribution to G.H. Wood + Wyant Inc.
  shareholders [note 3]                                          --       (3,667,033)              --
                                                         ----------       ----------       ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       1,729,719          143,358         (849,307)
                                                         ----------       ----------       ----------
Effect of exchange rate changes on cash                    (317,265)        (185,637)         (56,268)
                                                         ----------       ----------       ----------
Net increase (decrease) in cash and cash
  equivalents from continuing operations                 (2,088,575)       1,494,510        1,776,736
Cash provided by (used for) discontinued operations       1,992,429       (2,909,004)      (3,125,580)
                                                         ----------       ----------       ----------
Net decrease in cash and cash equivalents                   (96,146)      (1,414,494)      (1,348,844)
Cash and cash equivalents, beginning of year                156,131        1,570,625        2,919,469
                                                         ----------       ----------       ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                       59,985          156,131        1,570,625
                                                         ==========       ==========       ==========

                                      F-7

                               WYANT CORPORATION
                      [formerly Hosposable Products, Inc.]

                 CONSOLIDATED STATEMENT OF CASH FLOWS [CONT'D]

                                                                    Year ended December 31
                                                         -------------------------------------------
                                                            1998             1997            1996
                                                             $                $               $
                                                         ---------        ---------        ---------
                                                                          [Restated]       [Restated]
DECREASE (INCREASE) IN WORKING CAPITAL
Decrease in accounts receivable                            976,667          338,451          376,263
Decrease (increase) in inventories                        (575,736)         852,005          732,898
Decrease (increase) in other current assets                593,683           29,537         (139,879)
Decrease in accounts payable and accrued liabilities      (663,066)      (1,439,298)      (1,323,897)
Increase (decrease) in income taxes payable               (843,427)         972,261          280,727
                                                         ---------       ----------       ----------
                                                          (511,879)         752,956          (73,888)
                                                         =========       ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the year for
   Interest                                              1,002,946          530,153          495,767
   Income taxes                                          1,061,716         (216,376)        (300,690)
                                                        ----------       ----------       ----------
Cash provided by (used for) discontinued operations
   Operating activities                                  2,727,120       (1,994,643)         (57,400)
   Investing activities                                   (234,590)        (564,933)      (2,969,853)
   Financing activities                                   (500,101)        (349,428)         (98,327)
                                                         ---------       ----------       ----------
                                                         1,992,429       (2,909,004)      (3,125,580)
                                                         =========       ==========       ==========

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

                               WYANT CORPORATION
                      [formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


2.   DISCONTINUED OPERATIONS [CONT'D]

     The Company will receive cash of $11,500,000 on closing and $550,000 will be held in escrow for twenty four months, subject to adjustment on closing.

     The operating results of the Division are as follows:

                                                     1998         1997         1996
                                                       $            $           $
                                                  ----------   ----------   ---------
     Net sales                                    36,462,815   31,324,702   31,829,712
     Income (loss) before income taxes             1,566,602     (870,484)  (1,240,839)
                                                  ----------   ----------   ----------

     The net assets of the Division are as follows:

                                                     1998         1997
                                                      $            $
                                                  ----------   ----------

     Current assets                                5,785,245    6,146,234
     Property, plant and equipment                 9,787,618   10,520,611
     Other assets                                    215,928      332,913
     Current liabilities                          (3,428,034)  (3,468,706)
     Long-term liabilities                        (3,157,401)  (3,549,869)
                                                  ----------   ----------
     Net assets of discontinued operations         9,203,356    9,981,183
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

                                         CANADIAN
                                       OPERATIONS OF
                                        G.H. WOOD +         HOSPOSABLE
                                        WYANT INC.        PRODUCTS, INC.     CONSOLIDATED
                                            $                   $                 $
                                        ----------         -----------       -----------
     UNAUDITED
     1997
     Revenue from external customers    12,287,019           9,842,579        22,129,598
     Inter Company revenues                726,293             116,675           842,968
     Net income (loss)                     474,869            (651,354)         (176,485)
                                        ----------         -----------       -----------

     UNAUDITED
     1996
     Revenue from external customers    50,835,445          42,009,735        92,845,180
     Inter Company revenues              2,050,901             283,898         2,334,799
     Net income (loss)                   1,199,580          (1,055,190)          144,390
                                        ----------         -----------       -----------



4.   RECEIVABLES

                                                              1998              1997
                                                                $                 $
                                                           -----------       -----------
     Trade                                                   9,882,672         8,838,881
     Less allowance for doubtful accounts                      405,424           323,759
                                                           -----------       -----------
                                                             9,477,248         8,515,122
     Other                                                     738,564           783,657
                                                           -----------       -----------
                                                            10,215,812         9,298,779
                                                           ===========       ===========

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
                                      =========      =========

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 consisted of the following:

                                                           ACCUMULATED
                                                           DEPRECIATION        NET BOOK
                                            COST         AND AMORTIZATION        VALUE
                                             $                  $                  $
                                         ----------     -----------------     ----------

     1998
     Land                                   584,410                 --         584,410
     Buildings and improvements           3,232,031          1,248,044       1,983,987
     Machinery and equipment              9,522,060          5,421,294       4,100,766
     Computer equipment                   1,901,811          1,651,201         250,610
     Furniture, fixtures and equipment    2,896,169          2,323,532         572,637
     Leasehold improvements                 876,931            493,494         383,437
     Patents and trademarks               1,054,203            336,590         717,613
                                         ----------         ----------       ---------
                                         20,067,615         11,474,155       8,593,460
                                         ==========         ==========       =========
     1997
     Land                                   626,408                 --         626,408
     Buildings and improvements           3,358,486          1,231,300       2,127,186
     Machinery and equipment              9,654,271          5,392,597       4,261,674
     Computer equipment                   1,567,487          1,385,706         181,781
     Furniture, fixtures and equipment    2,301,585          1,960,191         341,394
     Leasehold improvements                 871,973            387,910         484,063
     Patents and trademarks               1,069,872            294,174         775,698
                                         ----------         ----------       ---------
                                         19,450,082         10,651,878       8,798,204
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
                                                              =========      =========

     Amortization expense amounted to $179,978, $135,351 and $137,416 in 1998, 1997 and 1996, respectively.

8.   LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:

                                                                 1998           1997
                                                                   $             $
                                                              ---------      ---------
WOOD WYANT INC.
     Term loan repayable in monthly instalments of
     Cdn $20,476 plus interest at the prime rate in Canada
     plus 0.75% [prime at December 31, 1998 - 6.75%]
     maturing October 1, 2001. Principal amount
     Cdn $1,692,856 [December 31, 1997 - Cdn. $1,938,571]     1,104,060       1,355,170

     Revolving credit facility - Cdn. $1,401,125
     [December 31, 1997 - Cdn $1,476,300]                       913,797       1,032,017

     Term loan repayable in monthly instalments of
     Cdn $35,000 plus interest at the prime rate in Canada
     plus 0.75%, maturing April 30, 2003 [principal
     amount Cdn. $1,820,000]                                  1,186,982              --

     Term loan repayable in monthly instalments of
     Cdn $49,523 plus interest at the prime rate in
     Canada plus 0.75%, maturing June 30, 2003
     [principal amount Cdn $2,674,207]                        1,744,086              --
                                                              ---------       ---------
                                                              4,948,925       2,387,187
     Current port                                             1,061,332         389,035
                                                              ---------       ---------
                                                              3,887,593       1,998,152
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

     Principal payments of long-term debt over the next five years are as follows:

                                                              $
                                                          ---------
     1999                                                 1,061,332
     2000                                                 1,495,965
     2001                                                 1,445,056
     2002                                                   661,499
     2003                                                   285,073
                                                          ---------

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

     ii. Advance formulas applicable to the November 1997 appraised values of property, plant and equipment to a maximum of $5,500,000 less the amounts required to guarantee amounts outstanding under New Jersey Economic Development Authority bonds ($3,560,000 at December 31,
          1998), which are included under "Net Assets Held for Divestiture' ["Tranche B"].

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

9.   INCOME TAXES

     Details of the income tax provision are as follows:

                                 1998           1997           1996
                                -------        -------        -------
                                  $              $              $
     CURRENT
     Federal                   (324,132)      (210,559)      (179,144)
     State                       46,132         10,291          3,929
     Foreign                    778,000        945,482        223,673
                                -------        -------        -------
                                500,000        745,214         48,458
                                =======        =======        =======
     DEFERRED
     Federal                    (45,000)       (26,413)       110,775
     State                           --             --        (95,098)
     Foreign                    117,000         81,796        731,858
                                -------        -------        -------
                                 72,000         55,383        747,535
                                -------        -------        -------
     INCOME TAX PROVISION       572,000        800,597        795,993
                                =======        =======        =======


                               WYANT CORPORATION
                      [formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

9.   INCOME TAXES [CONT'D]

     The reported income tax provision differs from the amount computed by applying the Federal tax rate to income before income taxes. The reasons for this difference and the related tax effects are as follows:

                                          1998         1997         1996
                                           $             $            $
                                         -------      -------      -------
     Expected Federal tax rate             34.0%        34.0%        34.0%
     Expected tax provision              382,696      611,990      589,174
     State income tax                     46,132       18,219        3,996
     Foreign tax rate differences        146,403       66,408       84,464
     Non-deductible expenses              65,000       25,377       46,110
     Other                               (68,231)      78,603       72,249
                                        --------      -------      -------
     REPORTED INCOME TAX PROVISION       572,000      800,597      795,993
                                        ========      =======      =======


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

                                                                1998           1997           1996
                                                                  $              $              $
                                                             ----------      ---------      ---------
     Net income (loss) available to common stockholders
         As reported                                         1,214,673        318,710        144,390
         Pro forma                                             745,270       (248,852)      (273,691)
     Earnings (loss) per share
       Basic
         As reported                                              0.34           0.09           0.04
         Pro forma                                                0.21          (0.07)         (0.08)
       Diluted
         As reported                                              0.33           0.09           0.04
         Pro forma                                                0.21          (0.07)         (0.08)
                                                             ----------      ---------      ---------

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

                               WYANT CORPORATION
                      [formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

10.  STOCK-BASED COMPENSATION PLANS [CONT'D]

                                                                         WEIGHTED
                                                                         AVERAGE
                                                                         EXERCISE
                                                           SHARES         PRICE
                                                                             $
                                                           -------       --------
     1998
     OUTSTANDING, BEGINNING OF YEAR                        592,048          4.53
     Granted                                                25,335          5.29
     Exercised                                              (2,333)         4.19
     Expired                                               (33,334)         4.50
     Canceled / surrendered                                (44,340)         4.79
                                                           -------          ----
     OUTSTANDING, END OF YEAR                              537,376          4.55
                                                           -------          ----
     EXERCISABLE, END OF YEAR                              484,691          4.57
                                                           =======          ====

     Weighted average fair value of options granted                         2.34

     1997
     OUTSTANDING, BEGINNING OF YEAR                        332,048          5.41
     Granted                                               416,000          4.01
     Canceled / surrendered                               (156,000)         5.00
                                                           -------          ----
     OUTSTANDING, END OF YEAR                              592,048          4.53
                                                           -------          ----
     EXERCISABLE, END OF YEAR                              342,667          4.66
                                                           =======          ====

     Weighted average fair value of options granted                         1.69

     1996
     OUTSTANDING, BEGINNING OF YEAR                        141,381          5.28
     Granted                                               250,667          5.59
     Expired                                               (21,333)         4.33
     Canceled / surrendered                                (38,667)         5.44
                                                           -------          ----
     OUTSTANDING, END OF YEAR                              332,048          5.41
                                                           -------          ----
     EXERCISABLE, END OF YEAR                              216,000          5.32
                                                           =======          ====

     Weighted average fair value of options granted                         2.51


                               WYANT CORPORATION
                      [formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


10.  STOCK-BASED COMPENSATION PLANS [CONT'D]

     The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                     1998         1997
                                      %            %
                                    -----        -----
     Expected life [years]           5.00         5.00
     Risk-free interest rates        5.15         6.22
     Volatility                     41.20        37.60
     Dividend yield                  0.00         0.00


     The following table summarizes information with respect to stock options outstanding at December 31, 1998:


                             OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
      ----------------------------------------------------------------   -------------------------------
                           NUMBER         WEIGHTED                          NUMBER
                         OUTSTANDING       AVERAGE                        EXERCISABLE
          RANGE              AT           REMAINING       WEIGHTED            AT             WEIGHTED
      OF EXERCISE       DECEMBER 31,    CONTRACTUAL       AVERAGE         DECEMBER 31,        AVERAGE
         PRICES             1998            LIFE       EXERCISE PRICE        1998          EXERCISE PRICE
      -----------       -----------     ------------   --------------    -------------     ---------------
     $3.00 - $4.50        346,701         8.32 years        $4.01           304,683            $3.99
     $4.51 - $5.81        190,675         7.12 years        $5.52           180,008            $5.54
     -------------       ---------      ------------     -----------       ---------        ----------


     All comparative data have been restated to reflect the four-for-three stock split effected in the form of a stock dividend, which was announced on March 27, 1998 and paid on May 21, 1998.

11.  NON-RECURRING ITEMS


                                   1998             1997               1996
                                     $                $                 $
                                  ------           ------              -------
     Acquisition costs                --                --             549,805
                                  ------           -------             -------
                                      --                --             549,805
                                  ======           =======             =======

      ACQUISITION COSTS

     During 1996, the Company incurred $549,805 for professional services in connection with the acquisition described in note 3.

                               WYANT CORPORATION
                      [formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


12.  OTHER INCOME

                                        1998         1997         1996
                                          $            $            $
                                       -------      -------      -------

     Interest income                     2,492        7,323       11,553
     Gain on disposal of assets             --       28,470      122,810
     Cash discounts and other          241,575      194,997       50,273
                                       -------      -------      -------
                                       244,067      230,790      184,636
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

14.  COMMITMENTS

     The Company occupies manufacturing, warehousing and office facilities under operating leases which expire at various dates to December 31, 2004.
     Future minimum rental commitments relating to continuing operations are as follows:

                                               $
                                           ---------

     1999                                  1,137,841
     2000                                  1,007,522
     2001                                    696,673
     2002                                    599,775
     2003                                    542,239
     Thereafter                              209,523
                                           ---------

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

     A financial institution has registered a second-ranking lien in the amount of $650,000 on the Company's book debts as collateral for letters of guarantee that it may issue from time to time in favour of customers to guarantee the Company's performance under certain contracts. As at December 31, 1998 there were no letters of guarantee outstanding.

15.  EARNINGS PER SHARE

                                                                 1998         1997        1996
                                                                  $            $           $
                                                              ---------    ---------     -------
     Numerator
       Income from continuing operations before
         extraordinary gain                                     553,576      999,372     936,871
       Preferred stock dividends and accretion                  360,505      191,746          --
                                                              ---------    ---------     -------
       Numerator for basic earnings per share --
         income from continuing operations available to
         common stockholders before extraordinary gain          193,071      807,626     936,871
       Accretion on convertible preferred shares                 61,542           --          --
                                                              ---------     --------    --------
       Numerator for diluted earnings per share --
         income from continuing operations
         available to common stockholders before
         extraordinary gain                                     254,613      807,626     936,871
                                                              ---------    ---------    --------
     Denominator
       Denominator for basic earnings per share --
         Weighted-average shares issued, issuable and
         outstanding                                          3,606,247    3,597,125   3,589,884
       Effect of dilutive securities
         Convertible preferred shares                           165,147           --          --
         Stock options                                           62,867        6,668       4,080
                                                              ---------    ---------    --------
     Denominator for diluted earnings per share --
       adjusted weighted-average shares                       3,834,261    3,603,793   3,593,964
                                                              =========    =========   =========
     Basic earnings per share from continuing operations
       before extraordinary gain                                   0.06         0.22        0.26
                                                              =========    =========   =========
     Diluted earnings per share from continuing operations
       before extraordinary gain                                   0.06(1)      0.22        0.26
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

     Net periodic pension expense (income) in 1998, 1997 and 1996 included the following components:

                                                            1998               1997               1996
                                                              $                  $                  $
                                                          ---------          ---------          ---------
     Current service cost                                  170,745            161,731            182,605
     Interest cost on projected benefit obligations        270,711            272,176            274,861
     Expected return on plan assets                       (457,566)          (442,936)          (409,358)
     Net amortization and deferral                         (87,024)           (84,875)           (61,308)
                                                          ---------          ---------          ---------
     Net periodic pension expense (income)                (103,134)           (93,904)           (13,200)
                                                          =========          =========          =========


     The assumptions used in the Company's plan at December 31, 1998, 1997 and 1996 are as follows:

                                                            1998               1997               1996
                                                              %                  %                  %
                                                          ---------          ---------          ---------
     Weighted average discount rate                          7.5                7.5                7.5
     Expected long-term rate of return on assets             7.5                7.5                7.5
                                                          =========          =========          =========


                               WYANT CORPORATION
                      [formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


16.  PENSION PLANS [CONT'D]

     The changes to the projected benefit obligation and the amount of pension assets were as follows:

                                                     1998          1997
                                                      $              $
                                                  ----------    ---------
     BENEFIT OBLIGATION
     Balance at January 1                          3,649,283     3,532,540
     Current service cost                            262,959       262,135
     Interest cost                                   270,711       272,176
     Benefit payments                               (345,062)     (260,835)
     Foreign currency exchange rate component       (250,791)     (156,733)
                                                  ----------    ----------
     BALANCE AT DECEMBER 31                        3,587,100     3,649,283
                                                  ==========    ==========
     PENSION PLAN ASSETS
     Balance at January 1                          6,417,616     6,088,428
     Contributions                                    92,214       100,405
     Return on pension plan assets                   525,177       764,013
     Benefit payments                               (345,062)     (260,835)
     Foreign currency exchange rate component       (439,113)     (274,395)
                                                  ----------    ----------
     BALANCE AT DECEMBER 31                        6,250,832     6,417,616
                                                  ==========    ==========

     The following table sets forth the funded status of the Company's defined benefit plan at December 31, 1998 and 1997:

                                                     1998          1997
                                                       $             $
                                                  ----------    ----------

     Actuarial present value of
       Vested benefit obligation                   2,626,296     2,648,165
       Non-vested benefit obligation                      --            --
                                                  ----------    ----------
     Accumulated benefit obligation                2,626,296     2,648,165
     Additional benefits based on
       salary projection                             960,804     1,001,118
                                                  ----------    ----------
     Projected benefit obligation                  3,587,100     3,649,283
     Plan assets at fair market value
       [primarily listed stocks and bonds]         6,250,832     6,417,616
                                                  ----------    ----------
     Plan assets in excess of projected
       benefit obligation                          2,663,732     2,768,333
     Unrecognized net asset at transition            (39,457)      (46,976)
     Unrecognized net gain                        (2,431,814)   (2,647,746)
     Unrecognized prior service cost                 359,421       410,975
                                                  ----------    ----------
     PENSION ASSET INCLUDED IN THE CONSOLIDATED
       BALANCE SHEET                                 551,882       484,586
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

     The Company has a non-contributory defined contribution pension plan for certain of its Canadian employees. Under the terms of the plan, the Company contributed 3% of each eligible employee's earned wages. The Company made monthly contributions to the plan whereby $15,061 was paid in 1997 and $62,527 was paid in 1996. In March 1997 the Company ceased to contribute to this plan and instead contributed the 3% of each eligible employee's earned wages to a group retirement savings plan. The monthly contributions made to this plan in 1998 amounted to $66,851 [1997 - $54,993].

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

                                              SANITATION        WIPING
                                               PRODUCTS        PRODUCTS        CORPORATE         TOTAL
     SEGMENT INFORMATION                           $              $                $               $
                                              ----------      ----------      ----------       ----------
     1998
     Revenues from external customers         50,787,121      16,337,016                       67,124,137
     Intersegment revenues                     3,703,779         379,811                        4,083,590
     Interest revenue                              2,343             149                            2,492
     Interest expense                            478,799          47,084        632,366         1,158,249
     Depreciation and amortization of
       property, plant and equipment and
       goodwill                                  833,287         196,984                        1,030,271
     Segment income (loss) before taxes        2,066,867           6,075       (947,366)        1,125,576
     Segment assets [1]                       28,239,472       6,948,348      1,906,218        33,336,308
     Expenditures for segment property,
       plant and equipment and goodwill        4,510,484         127,361                        4,637,845
                                              ----------      ----------      ---------        ----------

                               WYANT CORPORATION
                      [formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


18.  SEGMENT INFORMATION FROM CONTINUING OPERATIONS [CONT'D]

                                           SANITATION     WIPING
                                            PRODUCTS     PRODUCTS    CORPORATE       TOTAL
     SEGMENT INFORMATION                       $             $           $             $
     -------------------                   ----------    --------    ---------       -----

     1997
     Revenues from external customers      48,847,534   14,712,169                63,559,703
     Intersegment revenues                  3,687,194      386,886                 4,074,080
     Interest revenue                              --        7,323                     7,323
     Interest expense                         356,089           --     389,000       745,089
     Depreciation and amortization of
       property, plant and equipment and
       goodwill                               748,985      190,876                   939,861
     Segment income (loss) before taxes     2,481,335      155,134    (836,500)    1,799,969
     Segment assets [1]                    21,884,327    6,289,975   2,009,049    27,174,694
     Expenditures for segment
       property, plant and equipment and
       goodwill                               991,126      273,834                 1,264,960
                                           ----------   ----------   ---------    ----------
     1996
     Revenues from external customers      50,835,445   11,755,262                62,590,707
     Intersegment revenues                  2,050,901      248,733                 2,299,634
     Interest revenue                              --       11,553                    11,553
     Interest expense                         444,253           --      67,000       511,253
     Depreciation and amortization of
       property, plant and equipment and
       goodwill                               856,990      180,863                 1,037,853
     Segment income (loss) before taxes     2,155,111      326,558    (748,805)    1,732,864
     Expenditures for segment
       property, plant and equipment and
       goodwill                               894,743       40,251                   934,994
                                           ----------   ----------   ---------    ----------


                               Wyant Corporation
                      [formerly Hosposable Products, Inc.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998


18. SEGMENT INFORMATION FROM CONTINUING OPERATIONS [CONT'D]

                                                           PROPERTY, PLANT
                                                            AND EQUIPMENT
    GEOGRAPHIC INFORMATION               REVENUES[2]         AND GOODWILL
                                           $        %              $
    -------------------------         ----------------       ------------

    1998
    United States                     16,397,707   24.4         1,017,172
    Canada                            50,092,840   74.6        11,272,881
    Other foreign countries              633,590    1.0                --
                                      ----------  -----        ----------
                                      67,124,137  100.0        12,290,053
                                      ==========  =====        ==========
    1997
    United States                     14,598,461   23.0         1,039,795
    Canada                            48,521,689   76.3         8,020,388
    Other foreign countries              439,553    0.7                --
                                      ----------  -----        ----------
                                      63,559,703  100.0         9,060,183
                                      ==========  =====        ==========
    1996
    United States                     11,878,609   19.0           956,837
    Canada                            50,615,592   80.9         8,146,876
    Other foreign countries               96,506    0.1                --
                                      ----------  -----        ----------
                                      62,590,707  100.0         9,103,713
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

                       WYANT CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996


                                  BALANCE AT        CHARGED TO                                             BALANCE
                                  BEGINNING          COSTS AND                           COMPANIES          AT END
     DESCRIPTION                   OF YEAR           EXPENSES         DEDUCTIONS (1)      ACQUIRED         OF YEAR
     -----------                  ----------        ----------        --------------     ---------         -------
     ALLOWANCE FOR
   DOUBTFUL ACCOUNTS:
Year ended December 31 -
         1998                      $323,759          $119,788            $ 64,335         $26,212         $405,424
         1997                      $325,276          $116,923            $118,440              --         $323,759
         1996                      $594,489          $(66,826)           $202,387              --         $325,276

________________________________________________________________
(1) Represents amounts written off, net of recoveries