Form 10-K/A
period 1998-12-31
WYANT CORP
filed 1999-05-14
CIK 48569

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ( )

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 12, 1999, was $2,436,413.

As of May 12, 1999, there were 2,273,817 shares of common stock of the registrant outstanding.

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


     As of May 12, 1999, there were 2,273,817 shares of Common Stock outstanding and approximately 700 record holders of Common Stock.

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

     The Division supplies airlaid non-woven fabric and incontinent products to IFC which will be subject to a three-year supply agreement upon completion of the sale. IFC will supply PaperPak with Quickable(TM) absorbent washcloths at an agreed upon price, which will be renegotiated every twelve months, and at a volume which will be predetermined.

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

     The total cost of purchasing and installing the new Wood Wyant software is estimated to be $1,957,000 (Cdn. $3,000,000), and is being financed through lease facilities established with the Bank of Nova Scotia. The cost to replace computer hardware and applications software at IFC has not yet been determined but is not expected to be material.

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

                                    Date: May 13, 1999


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
                                                    =========       =========       =========

                             See accompanying notes

                               WYANT CORPORATION
                      [formerly Hosposable Products, Inc.]

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     Year ended December 31
                                                         ---------------------------------------------
                                                             1998            1997            1996
                                                              $               $               $
                                                         -----------     -----------      -----------
                                                                          [Restated]       [Restated]

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations                       553,576       1,091,330           936,871
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization                             1,137,698         990,013         1,060,687
Loss (gain) on sale of fixed assets                          11,792         (28,470)         (122,810)
Deferred income tax expense (benefit)                        72,000         (25,823)          814,027
Deferred pension costs                                     (107,014)        (92,177)          (13,200)
Increase in deferred charges                                (49,480)       (320,234)               --
Decrease (increase) in working capital                     (511,879)        752,956           (73,888)
Decrease in other liabilities                                    --              --          (100,000)
Cash provided by (used for) discontinued
  operations                                              2,727,120      (1,994,643)          (57,400)
                                                         ----------      ----------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 3,833,813         372,952         2,444,287
                                                         ----------      ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash
  acquired [note 3]                                      (3,853,158)             --                --

Capital expenditures                                       (853,692)     (1,313,246)         (970,985)
Cash proceeds from sale of fixed assets                      15,850          35,628           236,188
Sale of marketable securities                                    --         446,812         1,488,783
Purchase of marketable securities                                --              --          (573,362)
Decrease in other assets                                     83,278              --                --
Cash used for discontinued operations                      (234,590)       (564,933)       (2,969,853)
                                                         ----------      ----------        ----------
NET CASH USED IN INVESTING ACTIVITIES                    (4,842,312)     (1,395,739)       (2,789,229)
                                                         ----------      ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in committed revolving
  credit facility                                        (1,642,028)       5,880,748               --
Repayment of long-term debt                              (1,001,944)      (7,820,959)      (2,066,431)
Increase in long-term debt                                3,723,111        5,122,507        2,233,353
Distribution to minority shareholders                            --         (206,527)        (534,631)
Issue of common shares                                       14,974               --               --
Redemption of preferred shares                             (550,122)              --               --
Sale of treasury stock                                           --           49,000               --
Dividends paid by subsidiary                               (190,955)        (125,746)              --
Increase (decrease) in bank indebtedness                  1,376,683          911,368         (481,598)
Distribution to G.H. Wood + Wyant Inc.
  shareholders [note 3]                                          --       (3,667,033)              --
Cash used for discontinued operations                      (500,101)        (349,428)         (98,327)
                                                         ----------       ----------       ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       1,229,618         (206,070)        (947,634)
                                                         ----------       ----------       ----------
Effect of exchange rate changes on cash                    (317,265)        (185,637)         (56,268)
                                                         ----------       ----------       ----------
Net decrease in cash and cash equivalents                   (96,146)      (1,414,494)      (1,348,844)
Cash and cash equivalents, beginning of year                156,131        1,570,625        2,919,469
                                                         ----------       ----------       ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                       59,985          156,131        1,570,625
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


     [b] On March 18, 1997 the Corporation, through a wholly owned subsidiary, Wood Wyant Inc., purchased the Canadian operations of G.H. Wood + Wyant Inc. for [i] cash consideration of Cdn $5,000,000 [US$3,667,033], [ii] a promissory note ["the Note"] in the amount of Cdn $4,068,951 [US $2,961,606] having a fair value of US $2,798,794, [iii] 3,800,000 shares of
     Class B Preferred Stock of Wood Wyant Inc. having a liquidation preference of Cdn $3,800,000 [US $2,765,849] and a fair value of US $2,267,900, and
     [iv] 1,333,333 shares of Class E Preferred Stock of Wood Wyant Inc. having a liquidation preference per share of one share of Wyant Corporation Common Stock. The fair value of Class E Preferred shares at March 18, 1997 was US $5,000,000. These Class E Preferred shares are recorded at par value of $10,000 in Wyant Corporation Common Stock and $4,990,000 in additional paid-in capital. Each Class E Preferred share is exchangeable by the holder at any time for one share of Wyant Corporation Common Stock. Other than having a liquidation preference to obtain payment of any accrued but unpaid dividends in cash, the liquidation preference of each Class E Preferred share is equal to that of a share of Wyant Corporation
     Common Stock.

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