Form 10-Q
period 1999-03-31
WYANT CORP
filed 1999-05-14
CIK 48569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               -------------------------------------------------

                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------     ----------------------------

Commission file number              0-8410
                               -------------------------------------------------

                               WYANT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                      11-2236837
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Readington Road             Somerville, New Jersey      08876
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number including area code       908-707-1800

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

Yes      X             No
    ----------            ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


        Class                                   Outstanding at May 12, 1999
---------------------------------------------------------------------------

Common  stock, $.01 par value                            2,273,817

                       WYANT CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               WYANT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                 March 31       December 31
                                                    1999           1998
                                                    ----           ----

ASSETS
CURRENT
Cash and cash equivalents                       $       --       $    59,985
Accounts receivable                              11,791,279       10,215,812
Inventories (note 3)                              8,519,215        8,576,960
Net assets held for divestiture (note 2)          9,462,241        9,203,356
Other                                               740,347        1,393,270
                                                -----------      -----------
TOTAL CURRENT ASSETS                             30,513,082       29,449,383

Property, plant and equipment, net of
  accumulated amortization of $11,888,229
  (December 31, 1998 - $11,474,155)              10,320,143        8,593,460
Other assets                                      4,511,653        4,496,821
                                                -----------      -----------
TOTAL ASSETS                                    $45,344,878      $42,539,664
                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Revolving line of credit                       $  6,261,270      $ 4,092,128
Committed revolving credit facility               3,789,294        4,238,720
Accounts payable                                  5,780,282        4,856,657
Accrued expenses                                  1,856,266        3,228,412
Income taxes payable                                710,663          433,288
Current portion of long-term debt (note 4)        1,416,621        1,061,332
Current portion of preferred stock of subsidiary    524,003          513,204
                                                 ----------      -----------
TOTAL CURRENT LIABILITIES                        20,338,399       18,423,741



Long-term debt (notes 4 & 6)                      5,002,560        3,887,593
Preferred stock of subsidiary (note 6)            5,121,513        5,477,072
Deferred income taxes                             1,705,931        2,076,416

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share              27,053           27,053
Additional paid-in capital                        6,821,825        6,821,825
Retained earnings                                 6,721,249        6,326,679
Cumulative translation adjustment                  (393,652)        (500,715)
                                                -----------       ----------
TOTAL STOCKHOLDERS' EQUITY                       13,176,475       12,674,842
                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $45,344,878      $42,539,664
                                                ===========      ===========

See accompanying notes

                               WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)



                                                1999            1998
                                                ----            ----
                                                             [Restated]

Net sales                                   $18,525,359     $15,550,112
Cost of sales                                12,245,520      10,166,464
                                            -----------     -----------
Gross profit                                  6,279,839       5,383,648

Expenses
   Selling                                    3,589,520       3,006,940
   General and administration                 2,186,133       1,837,128
   Amortization                                 143,910          91,043
   Interest expense                             309,885         248,614
   Other income                                (123,440)        (79,595)
                                            -----------      -----------
                                              6,106,008       5,104,130
                                            -----------      -----------
Income from continuing operations
  before income taxes                           173,831         279,518

Income tax expense
   Current                                       69,700          95,600
   Deferred                                      21,300         124,600
                                            -----------     -----------
                                                 91,000         124,600
                                            -----------     -----------

Income from continuing operations                82,831         154,918
Discontinued operations, net of income taxes
  of $212,300 (1998 -  $194,400) (note 2)       406,700         355,056
                                            -----------     -----------
Net income                                      489,531         509,974

Dividends and accretion of mandatorily
  redeemable preferred stock                     94,961          75,446
                                            -----------     -----------
Net income attributable to common shares    $   394,570     $   434,528
                                            ===========     ===========
Per common share (note 5)
  BASIC
  Income from continuing operations         $        --     $      0.02
  Discontinued operations                          0.11            0.10
  Net income                                       0.11            0.12
  DILUTED
  Income from continuing operations                  --            0.02
  Discontinued operations                          0.10            0.10
  Net income                                       0.10            0.12

See accompanying notes

                               WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 and 1998
                                  (UNAUDITED)



                                                              1999       1998
                                                              ----       ----

                                                                     [Restated]
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations                   $    82,831   $ 154,918
Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization                            305,168     243,034
   Gain on sale of fixed  assets                               (287)         --
   Deferred income tax expense                               12,360      29,000
   Deferred pension costs                                    (8,748)    (30,216)
Changes in non-cash working capital balances
  Accounts receivable                                    (1,575,467)    319,815
  Inventories                                                57,745     307,898
  Other current assets                                      250,793     (63,272)
  Accounts payable                                         (448,521)   (240,191)
  Income taxes payable                                      276,122    (300,701)
Cash provided by discontinued operations                    166,659      29,569
                                                        -----------   ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (881,345)    449,854

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                     (1,777,705)   (200,805)
Cash proceeds from sale of fixed assets                       9,135          --
Decrease in other assets                                         --      24,691
Cash used for discontinued operations                       (18,844)    (16,449)
                                                        -----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                    (1,787,414)   (192,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in committed revolving
  credit facility                                          (449,426)    221,043
Repayment of long-term debt                                (296,766)   (363,129)
Increase in long-term debt                                1,654,205     460,241
Redemption of preferred shares                             (513,204)   (550,122)
Dividends paid by subsidiary                                (41,654)    (49,511)
Increase (decrease) in bank indebtedness                  2,169,142    (231,549)
Cash provided by discontinued operations                        --       80,101
                                                        -----------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       2,522,297    (432,926)
Effect of exchange rate changes on cash                      86,477      19,504
                                                        -----------   ---------
Net decrease in cash and cash equivalents                   (59,985)   (156,131)
Cash and cash equivalents, beginning of period               59,985     156,131
                                                        -----------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $        --   $      --
                                                        ===========   =========

See accompanying notes

                               WYANT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1999 and 1998
                                  (UNAUDITED)





                                               1999          1998
                                               -----        -----
COMMON STOCK AT PAR VALUE                  $    27,053   $    27,037
                                           -----------   -----------
ADDITIONAL PAID-IN CAPITAL                   6,821,825     6,806,867
                                           -----------   -----------
RETAINED EARNINGS
  Balance at beginning of period             6,326,679     5,112,006
  Net income                                   489,531       509,974
  Dividends declared                           (41,654)      (49,511)
  Accretion on preferred shares
     of subsidiary                             (53,307)      (25,935)
                                           -----------   -----------
  BALANCE AT END OF PERIOD                   6,721,249     5,546,534
                                           -----------   -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance at beginning of period              (500,715)     (165,925)
  Foreign currency translation adjustments     107,063        23,824
                                           -----------   -----------
  BALANCE AT END OF PERIOD                    (393,652)     (142,101)
                                           -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                 $13,176,475   $12,238,337
                                           ===========   ===========
COMPREHENSIVE INCOME
  Net income                               $   489,531   $   509,974
  Other - Foreign currency translation
          adjustments                          107,063        23,824
                                           -----------   -----------
Comprehensive income for period            $   596,594   $   533,798
                                           ===========   ===========

NUMBER OF COMMON SHARES ISSUED
  AND OUTSTANDING                            2,273,817     2,271,484
COMMON SHARES ISSUABLE UPON CONVERSION
  OF EXCHANGEABLE SHARES                     1,333,333     1,333,333
                                           -----------   -----------
NUMBER OF COMMON SHARES ISSUED, ISSUABLE
AND OUTSTANDING                              3,607,150     3,604,817
                                           ===========   ===========

See accompanying notes

                               WYANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information as at March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited)

1.   GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of Wyant Corporation and its wholly-owned subsidiaries, IFC Disposables, Inc. and Wood Wyant Inc. They have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of March 31, 1999, the results of operations, cash flows and changes in stockholders' equity for the three months ended March 31, 1999 and 1998. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1998.

2.   DISCONTINUED OPERATIONS

     On December 17, 1998, the Board of Directors authorized management to pursue the sale of the Company's Wyant Health Care Division ("Division"). On February 23, 1999 the Board approved the sale of the Division to Paper-Pak Products, Inc. ("PaperPak"), subject to completion of buyer financing, customary regulatory approvals and the approval of the Company's shareholders. Consequently, the results of the Division have been reported in these financial statements as discontinued operations.

     The Company will receive cash of $11,500,000 on closing and $550,000 will be held in escrow for twenty four months, subject to adjustment on closing.

     The operating results of the Division are as follows:

                                          Three months ended March 31,
                                          ----------------------------
                                             1999             1998
                                             -----           -----
     Net sales                             $10,286,439       $9,787,184
     Income before income taxes                619,000          549,456

     The Company expects the sale of the Division to close in the second quarter of 1999. At the date of disposal, the Company expects to record a small gain. Included in the Company's estimated gain are the estimated costs to satisfy the Division's obligation with respect to a defined benefit multi-employer pension plan which covers certain of the Division's employees.

3.   INVENTORIES

                                   March 31,      December 31,
                                     1999             1998
                                    ------            -----

     Raw materials                $2,321,787       $2,065,073
     Finished goods                6,197,428        6,511,887
                                  ----------       ----------
                                  $8,519,215       $8,576,960
                                  ==========       ==========



4.   LONG-TERM DEBT

                                                        March 31,   December 31,
                                                          1999         1998
                                                         ----        ----

    Wood Wyant Inc.

        Term loan repayable in monthly installments
        of Cdn. $20,476 plus interest at prime plus
        3/4% (prime at March 31, 1999 - 6.75%),
        maturing October 1, 2001. Principal amount
        Cdn. $1,631,428 (December 31, 1998 - Cdn.
        $1,692,856)                                     1,086,387     1,104,060


        Term loan repayable in monthly installments
        of  Cdn. $35,000 plus interest at prime plus
        3/4%, maturing April 30, 2003.  Principal
        amount Cdn. $1,715,000 (December 31, 1998 -
        Cdn.  $1,820,000)                               1,142,039     1,186,982


        Term loan repayable in monthly installments
        of  Cdn. $49,523 plus interest
        at prime plus 3/4%, maturing June 30, 2003.
        Principal amount  Cdn.$2,525,638 (December 31,
        1998 - Cdn. $2,674,207)                         1,681,853     1,744,086


        Term loan repayable in monthly installments
        of  Cdn. $41,667 plus interest at prime plus
        3/4%, maturing March 15, 2004.
        Principal amount Cdn.$2,458,333                 1,637,033           --


        Revolving credit facility (Cdn. $1,309,286 -
        December 31, 1998 - Cdn.$1,401,125)               871,869       913,797
                                                        ---------     ---------
                                                        6,419,181     4,948,925
        Current portion                                 1,416,621     1,061,332
                                                       ----------    ----------
                                                       $5,002,560    $3,887,593
                                                       ==========    ==========

                                       8

5.   EARNINGS PER SHARE

                                                                   Three months ended March 31
                                                                   ---------------------------
                                                                      1999              1998
                                                                      ----              ----
     Numerator
       Income from continuing operations before
         extraordinary gain                                         $  82,831       $  154,918
       Preferred stock dividends and accretion                         94,661           75,446
                                                                     --------        ---------
       Numerator for basic earnings per share -
         income (loss) from continuing operations available
         to common stockholders                                       (12,130)          79,472
       Accretion on convertible preferred shares                       28,307               --
                                                                    ---------       ----------
       Numerator for diluted earnings per share -
         income from continuing operations available
         to common stockholders                                     $  16,177       $   79,472
                                                                    =========       ==========
     Denominator
       Denominator for basic earnings per share -
         weighted-average shares issued, issuable and
         outstanding                                                3,607,150        3,604,817
       Effect of dilutive securities
         Convertible securities                                       283,111               --
         Stock options                                                    540           96,062
                                                                   ----------       ----------
       Denominator for diluted earnings per share -
         adjusted weighted-average shares                           3,890,801        3,700,879
                                                                   ==========       ==========
     Basic earnings per share from continuing operations           $       --       $     0.02

     Diluted earnings per share from continuing operations         $       --       $     0.02


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

     The cost of purchase of the above companies totalled $5,715,895, including expenses related to the transactions but excluding cash acquired. This was financed by the issue of 283,111 Class F Preferred shares of Wood Wyant Inc., with a fair value of $1,861,876 at the respective transaction dates, with the balance paid in cash. The cash portion was financed by term bank loans, from which $3,525,440 had been drawn at March 31, 1999. The Class F Preferred shares are exchangeable at any time for common shares of Wyant Corporation on a one-for-one basis, and in addition holders have a one-time option in July 2000 to retract all of the Class F shares at Cdn. $11.250028 per share, payable in five equal annual instalments commencing August 3, 2000, with dividends at 3.5% per annum payable monthly from July 1, 2000 if the option is exercised.

     The pro-forma unaudited results of operations for the three months ended March 31, 1998, assuming consummation of the transactions as of January 1, 1998, are as follows:


                                             Three months ended March 31, 1998
                                             ---------------------------------
     Net sales                                         $18,999,971
     Income from continuing operations                     171,750
     Net income                                            526,806

     Per common share
     Income from continuing operations                        0.02
     Net income                                               0.12


7.  SEGMENT INFORMATION FROM CONTINUING OPERATIONS

     Three months ended March 31
     ---------------------------

                                            Sanitation       Wiping
                                             Products       Products     Corporate       Total
                                            ----------      --------     ---------       -----
     1999
     ----
     Revenues from external customers      $14,406,362    $4,118,997                  $18,525,359
     Intersegment revenues                     813,455        85,138                      898,593
     Segment income (loss) before taxes        335,309        23,020      (184,498)       173,831
     Segment assets                         29,979,995     5,324,738       577,904     35,882,637

     1998
     ----
     Revenues from external customers      $11,500,782    $4,049,330                  $15,550,112
     Intersegment revenues                     832,171        88,763                      920,934
     Segment income (loss) before taxes        465,529        83,989      (270,000)       279,518

8.  RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the presentation in the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. As indicated in Note 2 to the consolidated financial statements, the Company has agreed to sell its Wyant Health Care Division and substantially all of its operating assets. Accordingly, such consolidated financial statements, as well as the discussion below, reflect the consummation of this transaction by showing the health care business as "discontinued operations" for income statement purposes and as "net assets held for divestiture" for balance sheet purposes.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998

SALES
-----

Sales of continuing operations for the three months ended March 31, 1999 increased by $2,975,247 or 19.1% to $18,525,359 from the total of $15,550,112 in the first quarter of 1998, after eliminating inter-segment sales of $898,593 in the current quarter and $920,934 in the same quarter last year. Sales of the sanitation products segment were $15,219,817 in the current quarter, compared with $12,332,953 in the first quarter of 1998, an increase of $2,886,864 or 23.4%. The increase resulted primarily from the sales of the businesses acquired in the second quarter of 1998 and higher direct sales of paper products from the Company's paper converting operation, which more than offset the negative impact of a weaker Canadian dollar translation rate. Sales of the wiping products segment at $4,204,135 were $66,042 or 1.6% higher than in the first quarter of 1998, primarily due to increased sales of wipers.

COST OF SALES AND GROSS PROFIT
------------------------------

Gross profit of the sanitation products segment declined to 36.4% of sales from 37.9% of sales in the first quarter of 1998, reflecting primarily lower selling prices for paper products. Gross profit of the wiping products segment improved to 17.7% of sales from 17.3% in the corresponding period last year, primarily due to improved margins on sales of paper products.

SELLING EXPENSES
----------------

Selling expenses for the first quarter of 1999 amounted to $3,589,520, an increase of $582,580 or 19.4% over the same period last year. In the sanitation products segment, selling expenses at $3,207,020 were $708,324 higher than in the first quarter of 1998, an increase of 28.3%. The increase resulted from the added expenses of the acquired businesses and additional costs of approximately $116,000 incurred as a result of challenges associated with the implementation of new information systems during the first quarter of 1999, which more than offset the favorable impact of the weaker Canadian dollar translation rate. In the wiping products segment, selling expenses increased by $54,256 or 10.7% to $562,500, reflecting primarily higher outward freight and staffing costs.

GENERAL AND ADMINISTRATION EXPENSES
-----------------------------------

General and administration expenses increased by $349,005 or 19.0% to $2,186,133 in the current quarter. Expenses of the sanitation products segment at $1,985,478 were $358,250 or 22.0% higher than in the first quarter of 1998, as the added expenses of the businesses acquired in the second quarter of 1998 and costs resulting from the new information systems implementation more than offset the favorable impact of the weaker Canadian dollar translation rate. General and administration expenses of the wiping products segment were $131,409 in the current quarter, an increase of $19,999 or 18.0% over the same quarter last year due primarily to higher staffing costs. Corporate charges in the current quarter at $69,246 were $29,754 lower than in the prior year due primarily to lower professional fees.

AMORTIZATION
------------

Amortization amounted to $143,910 in the first quarter of 1999, an increase of $52,867 over the corresponding quarter last year. The increase reflected the additional amortization from the businesses acquired in mid-1998 and from the goodwill resulting from their purchase.

INTEREST EXPENSE
----------------

Interest expense increased by $61,271 to $309,885 in the current quarter. The increase resulted from higher borrowing costs in Canada ($99,258) incurred primarily to finance the 1998 acquisitions of businesses, partially offset by a reduction of $37,987 in interest cost in the United States on the loan from Congress Financial Corporation. This loan will be repaid from the proceeds of the sale of the Wyant Health Care Division.

OTHER INCOME
------------

Other income increased to $123,440 from $79,595 in the first quarter of 1998.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-----------------------------------------------------

Income from continuing operations before income taxes amounted to $173,831 for the first quarter of 1999, a reduction of $105,687 from the level of $279,518 in the same quarter last year. The sanitation products and wiping products segments decreased by $130,220 and $60,969 respectively, while corporate expenses were $85,502 lower than in the first quarter of 1998.

INCOME TAXES
------------

Income tax expense at $91,000 was $33,600 lower than in the first quarter of 1998, reflecting the lower level of pre-tax income in the current quarter.

DISCONTINUED OPERATIONS
-----------------------

The discontinued health care operations generated after-tax income from operations of $406,700 or $0.11 per common share, compared with $355,056 or $0.10 per common share in the first quarter of 1998. The improvement in 1999 results compared with the first quarter of 1998 was due to a 5.1% increase in sales revenue, primarily from higher sales of airlaid products and branded adult incontinent products, partially offset by lower sales of private label products, together with higher margins, at 21% of sales compared with 20% of sales in the first quarter last year. These were partially offset by an increase of $203,424 or 15.5% in operating expenses, which included $87,936 of higher outward freight costs to support the increased sales and $54,296 from increased marketing expenses.

NET INCOME
----------

Net income for the first quarter of 1999 amounted to $489,531, or $0.11 per common share after deducting dividends and accretion relating to the mandatorily redeemable preferred shares, compared with net income of $509,974 or $0.12 per common share in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity and capital resources of the Company's Canadian operations (Wood Wyant) and United States operations (IFC Disposables) are discussed separately, as each is self-financing and has separate banking facilities.

CANADIAN OPERATIONS
-------------------

Cash utilized during the first quarter of 1999 amounted to $1,741,170. Operating activities utilized $1,145,214 due to an increase in working capital of $1,565,233, primarily due to higher receivables ($1,485,474) and lower payables ($578,780), partially offset by lower prepaid expenses ($247,558) and inventories ($139,313) and higher income taxes payable ($112,150). The increased receivables resulted from a higher level of sales in March 1999, together with poorer collection performance in the first quarter of 1999, due in part to problems associated with the start-up of new applications software in February 1999. The lower level of payables reflected primarily a new contract for paper purchases which provides less favorable payment terms. Capital expenditures amounted to $1,758,308 in the current quarter, comprising for the most part expenditures for the new applications software and related hardware. The Company originally had intended to lease this equipment and had entered into a lease agreement in September 1997 for this purpose. However, a decision was made in the first quarter of 1999 to cancel the lease agreement and instead to finance the purchase by a five-year term bank loan of Cdn. $2,500,000 ($1,664,780). Repayments of long-term debt during the quarter amounted to $296,766. In addition, $513,204 of outstanding Class A Preferred shares were redeemed in January 1999 and dividends of $41,654 were paid in the quarter on the Class A and Class B Preferred shares.

On March 10, 1999 the Company increased its secured revolving line of credit from Cdn. $7,500,000 to Cdn. $9,500,000 ($6,326,164) to meet increased working capital requirements. At March 31, 1999, approximately $1,025,000 was available under this facility. In addition, approximately $697,000 was available to finance future capital expenditures under a revolving credit facility of $1,997,736 (Cdn. $3,000,000).

All borrowings of the Canadian Operations are with the Bank of Nova Scotia. Long-term debt outstanding at March 31, 1999 amounted to $6,419,181 including $1,416,621 due within one year. All of the loans were at the commercial prime rate in Canada (6.75% at March 31, 1999) plus 0.75%. The secured revolving line of credit bears interest at the prime rate in Canada. Under the terms of the loan agreements, covenants exist which require Wood Wyant to meet certain ratios relating to debt to tangible net worth, current assets to current liabilities and cash flow to debt service, as well as maintaining a minimum level of tangible net worth. Also, borrowings under the revolving credit facility must not exceed a given proportion of accounts receivable. The Company was in compliance with all of the covenants at March 31, 1999.

The Company has no commitments for material capital expenditures and has no plans for major capital expenditures for existing businesses during the next five years. Payments on long-term debt obligations existing at March 31, 1999 average less than $1,000,000 over the next five years with a maximum of $1,496,000 in 2000.

----------------------------

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

U.S. OPERATIONS
---------------

Cash of $635,772 was utilized by continuing operations in the United States during the first quarter of 1999. Working capital decreased by $125,905, as increases in payables ($130,259) and income taxes payable ($163,978) were only partially offset by higher receivables ($89,993) and inventories ($81,568). Capital expenditures in the quarter amounted to $19,397. A total of $449,426 of the committed revolving credit facility with Congress Financial Corporation was repaid during the quarter.

Borrowings of the U.S. Operations consist of a committed revolving credit facility of $13,000,000 with Congress Financial Corporation which bears interest at commercial prime rate plus 1% (prime at March 31, 1999 was 7.75%). Unused availability was approximately $3,773,000 at March 31, 1999. Maximum borrowing under the facility is determined by certain advance formulas applicable to the level of accounts receivable and inventories and the value of property, plant and equipment, net of guarantees.

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

DISCONTINUED OPERATIONS
-----------------------

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

Cash received on closing will be utilized to pay off the balance under the secured line of credit with Congress Financial Corporation ($3,789,294 as at March 31, 1999), and to pay the withdrawal liability and income taxes generated by the transaction. The Company is in the process of evaluating possible alternative uses of the balance of the net cash proceeds from the sale, including the acquisition of assets or businesses in North America that are consistent with its overall strategy of growing as a North American janitorial and sanitation products manufacturer and distributor. Although the Company is evaluating several opportunities, currently, there are no significant acquisitions of assets or businesses that would be considered probable. To the extent that it acquires any such assets or businesses, whether related to its overall strategy or otherwise, there can be no assurance that such acquisitions will be successfully integrated with its operations or that such acquisitions will ultimately be profitable for the Company. Pending the application of such proceeds, the Company intends to use such proceeds to repay certain short-term debt of its subsidiaries.

--------------------------------

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


SIGNIFICANT FACTORS AND KNOWN TRENDS WITH REGARD TO DISCONTINUED OPERATIONS

PENSION PLAN
------------

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

AIRLAY II MACHINE
-----------------

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

Airlay II is part of the assets of the Division that Wyant has agreed to sell to PaperPak. As of March 31, 1999 the net book value of Airlay II was approximately $2.2 million. In the event that the sale of the Division is not consummated, there can be no assurance that Airlay II will achieve full commercial operation or produce saleable product for the Division. Accordingly, failure to achieve full commercial operation in the near future could result in a significant write-down of the Company's investment in Airlay II, which write-down would have a material adverse effect on the results of operations of the Company.

ENVIRONMENTAL
-------------

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

BACKLOG, IMPACT OF INFLATION, SEASONALITY
-----------------------------------------

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

------------------

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

The total cost of purchasing and installing the new Wood Wyant software is estimated to be $1,998,000 (Cdn. $3,000,000), and is being financed through a five-year term loan with the Bank of Nova Scotia. The cost to replace computer hardware and applications software at IFC has not yet been determined but is not expected to be material.

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

ITEMS 2, 3, 4 & 5

Not applicable

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

a)   Not applicable

b)   Reports on Form 8-K

     A current report on Form 8-K, dated February 23, 1999, was filed on March 11, 1999, reporting information under Item 5, Other Events and
     Item 7, Financial Statements and Exhibits.

                               WYANT CORPORATION

                                   SIGNATURES





Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Wyant Corporation
                                        (Registrant)





Date:   May 12, 1999                 SIGNATURE:     /s/ Marc D'Amour
        ---------------------------                 -------------------------
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