Form 10-Q
period 1999-06-30
WYANT CORP
filed 1999-08-13
CIK 48569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1999
                                  ---------------------------------------------

                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                     to
                                 -----------------       ---------------------

Commission file number                  0-8410
                                        ---------------------------------------

                               WYANT CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           New York                                           11-2236837
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1170 U.S. Highway 22 East, Suite 203, Bridgewater, New Jersey 08807
------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number including area code  514-636-9926

100 Readington Road           Somerville, New Jersey    08876
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

        Class                                  Outstanding at August 11, 1999
-------------------------------------------------------------------------------
Common  stock, $.01 par value                           2,273,817

                       WYANT CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1999

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                               WYANT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                    JUNE  30       December 31
                                                      1999            1998
                                                      ----            ----
ASSETS
CURRENT
Cash and cash equivalents                         $    82,941     $    59,985
Accounts receivable                                14,501,287      10,215,812
Inventories (note 3)                                8,842,826       8,576,960
Net assets held for divestiture (note 2)            9,684,231       9,203,356
Other                                                 868,117       1,393,270
                                                  -----------     -----------
TOTAL CURRENT ASSETS                               33,979,402      29,449,383

Property, plant and equipment, net of
accumulated amortization of $12,381,330
 (December 31, 1998 - $11,474,155)                 10,813,372       8,593,460
Other assets                                        5,166,780       4,496,821
                                                  -----------     -----------
TOTAL ASSETS                                      $49,959,554     $42,539,664
                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Revolving line of credit                          $ 7,704,525     $ 4,092,128
Committed revolving credit facility                 4,894,262       4,238,720
Accounts payable                                    6,054,075       4,856,657
Accrued expenses                                    2,504,611       3,228,412
Income taxes payable                                  965,868         433,288
Current portion of long-term debt (note 4)          1,454,094       1,061,332
Current portion of preferred stock of subsidiary      537,864         513,204
                                                  -----------     -----------
TOTAL CURRENT LIABILITIES                          24,115,299      18,423,741

Long-term debt (notes 4 & 6)                        4,771,366       3,887,593
Preferred stock of subsidiary (note 6)              5,305,677       5,477,072
Deferred income taxes                               1,790,448       2,076,416

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share                27,053          27,053
Additional paid-in capital                          6,821,825       6,821,825
Retained earnings                                   7,380,759       6,326,679
Cumulative translation adjustment                    (252,873)       (500,715)
                                                  -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                         13,976,764      12,674,842
                                                  -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $49,959,554     $42,539,664
                                                  ===========     ===========

See accompanying notes

                               WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)


                                                THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                --------------------------         ------------------------
                                                     1999             1998             1999            1998
                                                    -----             ----             ----            ----
                                                                (Restated)                       (Restated)
Net sales                                     $20,300,939      $15,862,699      $38,826,298     $31,412,811
Cost of sales                                  13,133,803        9,919,381       25,382,323      20,085,845
                                              -----------      -----------      -----------     -----------
Gross profit                                    7,167,136        5,943,318       13,443,975      11,326,966
Expenses
   Selling                                      3,982,180        3,003,690        7,571,700       6,010,630
   General and administration                   2,385,554        1,872,863        4,571,687       3,709,991
   Amortization                                   147,270          110,469          291,180         201,512
   Interest expense                               336,391          280,924          646,276         529,538
   Other income                                   (23,106)          (6,084)        (149,546)        (85,679)
                                              -----------      -----------      -----------     -----------
                                                6,828,289        5,261,862       12,931,297      10,365,992
                                              -----------      -----------      -----------     -----------
Income from continuing operations
 before income taxes                              338,847          681,456          512,678         960,974

Income tax expense
  Current                                         133,800          268,800          203,500         364,400
  Deferred                                         22,200           30,000           43,500          59,000
                                              -----------      -----------      -----------     -----------
                                                  156,000          298,800          247,000         423,400
                                              -----------      -----------      -----------     -----------

Income from continuing operations                 182,847          382,656          265,678         537,574
Discontinued operations, net of income
 taxes (note 2) (1)                               567,353          348,141          974,053         703,197
                                              -----------      -----------      -----------     -----------
Net income                                        750,200          730,797        1,239,731       1,240,771

Dividends and accretion of mandatorily
 redeemable preferred stock                        90,690           85,740          185,651         161,186
                                              -----------      -----------      -----------     -----------
Net income attributable to common shares      $   659,510      $   645,057      $ 1,054,080     $ 1,079,585
                                              ===========      ===========      ===========     ===========

Per common share (note 5)
  BASIC
  Income from continuing operations           $      0.02      $      0.08      $      0.02     $      0.10
  Discontinued operations                            0.16             0.10             0.27            0.20
  Net income                                         0.18             0.18             0.29            0.30
  DILUTED
  Income from continuing operations                  0.02             0.08             0.02            0.10
  Discontinued operations                            0.15             0.09             0.25            0.19
  Net income                                         0.18             0.17             0.29            0.29

(1) Income taxes of discontinued operations   $   304,700      $   192,200      $   517,000     $   386,600

See accompanying notes

                               WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                      1999                 1998
                                                                      ----                 ----
                                                                                        [Restated]
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations                                $  265,678          $  537,574
Adjustments to reconcile net income to net cash provided by
  operating activities
Depreciation and amortization                                           615,174             523,750
Gain on sale of fixed  assets                                             1,715               9,107
Deferred income tax expense                                              92,818              40,000
Deferred pension costs                                                  (16,704)            (63,040)
Changes in non-cash working capital balances
  Accounts receivable                                                (3,964,555)            222,430
  Inventories                                                          (151,166)           (668,136)
  Other current assets                                                   98,770            (185,888)
  Accounts payable                                                      473,617             199,470
  Income taxes payable                                                  532,580            (471,536)
Cash provided by discontinued operations                                562,341             943,488
                                                                     ----------          ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (1,489,732)          1,087,219

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired                         (1,053,625)         (3,861,450)
Capital expenditures                                                 (2,254,117)           (412,248)
Cash proceeds from sale of fixed assets                                   5,357               3,823
Decrease in other assets                                                     --              16,220
Cash used for discontinued operations                                   (69,163)            (48,775)
                                                                     ----------          ----------
NET CASH USED IN INVESTING ACTIVITIES                                (3,371,548)         (4,302,430)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in committed revolving credit facility              655,542             (41,728)
Repayment of long-term debt                                            (657,019)           (255,200)
Increase in long-term debt                                            1,654,205           3,723,111
Redemption of preferred shares                                         (513,204)           (550,122)
Dividends paid by subsidiary                                            (84,380)            (98,464)
Issue of common shares                                                       --              15,688
Increase in bank indebtedness                                         3,612,397             422,425
Cash provided by discontinued operations                                     --              80,101
                                                                     ----------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             4,667,541           3,295,811

Effect of exchange rate changes on cash                                 216,695            (157,181)
                                                                     ----------          ----------
Net increase (decrease) in cash and cash equivalents                     22,956             (76,581)
Cash and cash equivalents, beginning of period                           59,985             156,131
                                                                     ----------          ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   82,941          $   79,550
                                                                     ==========          ==========

See accompanying notes

                               WYANT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                    1999                1998
                                                                   ------              ------
COMMON STOCK AT PAR VALUE
 Balance at beginning of period                                  $    27,053         $    27,037
 Stock issued for options exercised                                       --                  16
                                                                 -----------         -----------
 BALANCE AT END OF PERIOD                                             27,053              27,053
                                                                 -----------         -----------
ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of period                                    6,821,825           6,806,867
 Stock issued for options exercised                                       --              15,671
                                                                 -----------         -----------
 BALANCE AT END OF PERIOD                                          6,821,825           6,822,538
                                                                 -----------         -----------
RETAINED EARNINGS
 Balance at beginning of period                                    6,326,679           5,112,006
 Net income                                                        1,239,731           1,240,771
 Dividends declared by subsidiary                                    (84,380)            (98,464)
 Accretion on preferred shares of subsidiary                        (101,271)            (62,722)
                                                                 -----------         -----------
 BALANCE AT END OF PERIOD                                          7,380,759           6,191,591
                                                                 -----------         -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
 Balance at beginning of period                                     (500,715)           (165,925)
 Foreign currency translation adjustments                            247,842            (129,793)
                                                                 -----------         -----------
 BALANCE AT END OF PERIOD                                           (252,873)           (295,718)
                                                                 -----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                       $13,976,764         $12,745,464
                                                                 ===========         ===========
COMPREHENSIVE INCOME
 Net income                                                      $ 1,239,731         $ 1,240,771
 Other - Foreign currency translation adjustments                    247,842            (129,793)
                                                                 -----------         -----------
COMPREHENSIVE INCOME FOR PERIOD                                  $ 1,487,573         $ 1,110,978
                                                                 ===========         ===========
COMMON SHARES
 Number of common shares issued at beginning of period             2,273,817           2,271,484
 Shares issued for options exercised during period                        --               2,333
                                                                 -----------         -----------
 NUMBER OF COMMON SHARES ISSUED AND OUTSTANDING                    2,273,817           2,273,817
 COMMON SHARES ISSUABLE UPON CONVERSION
   OF EXCHANGEABLE SHARES                                          1,333,333           1,333,333
                                                                 -----------         -----------
 NUMBER OF COMMON SHARES ISSUED, ISSUABLE AND OUTSTANDING          3,607,150           3,607,150
                                                                 ===========         ===========

See accompanying notes

                               WYANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (INFORMATION AS AT JUNE 30, 1999 AND FOR THE SIX MONTHS
                  ENDED JUNE 30, 1999 AND 1998 ARE UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of Wyant Corporation and its wholly-owned subsidiaries, IFC Disposables, Inc. and Wood Wyant Inc. They have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of June 30, 1999, the results of operations for the six months and three months ended June 30, 1999 and 1998 and cash flows and changes in stockholders' equity for the six months ended June 30, 1999 and 1998. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1998.

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

     The operating results of the Division are as follows:

                                   Six months ended June 30,
                                --------------------------------
                                    1999               1998
                                   ------             ------
Net sales                         $20,889,297        $19,399,393
Income before income taxes          1,491,053          1,089,796

     The sale of the Division closed on July 21, 1999. Determination of the final selling price will be made during the third quarter of 1999.

3.   INVENTORIES

                                                               June 30,           December 31,
                                                                1999                  1998
                                                               ------                ------
      Raw materials                                          $2,249,341            $2,065,073
      Finished goods                                          6,593,485             6,511,887
                                                             ----------            ----------
                                                             $8,842,826            $8,576,960
                                                             ==========            ==========

4.   LONG-TERM DEBT

                                                               June 30,           December 31,
                                                                1999                  1998
                                                               ------                ------
      Wood Wyant Inc.
         Term loan repayable in monthly installments
         of Cdn. $20,476 plus interest at prime plus
         3/4% (prime at June 30, 1999 - 6.25%),
         maturing October 1, 2001. Principal amount
         Cdn. $1,569,999 (December 31, 1998
         - Cdn. $1,692,856)                                  $1,073,137             $1,104,060

         Term loan repayable in monthly installments
         of Cdn. $35,000 plus interest at prime plus
         3/4%, maturing April 30, 2003.  Principal
         amount  Cdn. $1,610,000 (December 31, 1998
         - Cdn. $1,820,000)                                   1,100,478              1,186,982

         Term loan repayable in monthly installments
         of Cdn. $49,523 plus interest at prime plus
         3/4%, maturing June 30, 2003.  Principal
         amount Cdn. $2,377,069 (December 31, 1998
         - Cdn. $2,674,207)                                   1,624,791              1,744,086

         Term loan repayable in monthly installments
         of Cdn. $41,667 plus interest at prime plus
         3/4%, maturing March 15, 2004.  Principal
         amount Cdn. $2,333,332                               1,594,895                     --

         Revolving credit facility (Cdn. $1,217,449
         -  December 31, 1998 - Cdn. $1,401,125)                832,159                913,797
                                                             ----------             ----------
                                                              6,225,460              4,948,925
         Current portion                                      1,454,094              1,061,332
                                                             ----------             ----------
                                                             $4,771,366             $3,887,593
                                                             ==========             ==========

5. EARNINGS PER SHARE

                                                             Three months ended             Six months ended
                                                                   June 30                      June 30
                                                          -------------------------      ------------------------
                                                             1999           1998           1999           1998
                                                             ----           ----           ----           ----
    Numerator
      Income from continuing operations                    $  182,847    $  382,656      $  265,678     $  537,574
      Preferred stock dividends and accretion                  90,690        85,740         185,651        161,186
                                                           ----------    ----------      ----------     ----------
    Numerator for basic earnings per share -
      income from continuing operations available
      to common stockholders                                   92,157       296,916          80,027        376,388
    Accretion on convertible preferred shares                  29,035         8,722          57,342          8,722
                                                           ----------    ----------      ----------     ----------
    Numerator for diluted earnings per share -
      income from continuing operations available
      to common stockholders                               $  121,192    $  305,638      $  137,369     $  385,110
                                                           ==========    ==========      ==========     ==========

    Denominator
      Denominator for basic earnings per share -
      weighted-average shares issued, issuable and
      outstanding                                           3,607,150     3,605,835       3,607,150      3,605,329
    Effect of dilutive securities
      Convertible securities                                  283,111        89,963         283,111         45,230
      Stock options                                                --       153,307              --        120,670
                                                           ----------    ----------      ----------     ----------
    Denominator for diluted earnings per share -
      adjusted weighted-average shares                      3,890,261     3,849,105       3,890,261      3,771,229
                                                           ==========    ==========      ==========     ==========
    Basic earnings per share from continuing operations    $     0.02    $     0.08      $     0.02     $     0.10
    Diluted earnings per share from continuing
      operations                                           $     0.02    $     0.08      $     0.02     $     0.10

      The effect of the convertible preferred shares has not been included in computing the diluted earnings per share from continuing operations for both the three months and six months ended June 30, 1999, since to do so would be anti-dilutive.

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

     The cost of purchase of the above companies totalled $5,715,895, including expenses related to the transactions but excluding cash acquired. This was financed by the issue of 283,111 Class F Preferred shares of Wood Wyant Inc., with a fair value of $1,861,876 at the respective transaction dates, with the balance paid in cash. The cash portion was financed by term bank loans, from which $3,525,440 had been drawn at June 30, 1999. The Class F Preferred shares are exchangeable at any time for common shares of Wyant Corporation on a one-for-one basis, and in addition holders have a one-time option in July 2000 to retract all of the Class F shares at Cdn. $11.250028 per share, payable in five equal annual instalments commencing August 3, 2000, with dividends at 3.5% per annum payable monthly from July 1, 2000 if the option is exercised.

     The pro-forma unaudited results of operations for the six months ended June 30, 1998, assuming consummation of the transactions as of January 1, 1998, are as follows:

                                                  Six months ended June 30, 1998
                                                  ------------------------------
     Net sales                                    $37,680,160
     Income from continuing operations                530,185
     Net income                                     1,233,382

     Per common share
     Income from continuing operations                   0.10
     Net income                                          0.28

7.   SEGMENT INFORMATION FROM CONTINUING OPERATIONS

     Three months ended June 30
     --------------------------

                                                   Sanitation        Wiping
                                                    Products        Products        Corporate      Total
                                                   ----------       --------        ---------      -----
     1999
     ----
     Revenues from external customers             $15,607,889     $4,693,050                    $20,300,939
     Intersegment revenues                          1,162,031         96,404                      1,258,435
     Segment income (loss) before taxes               429,442         64,423         (155,018)      338,847
     Segment assets                                33,388,590      6,364,403          522,330    40,275,323

     1998
     ----
     Revenues from external customers              11,919,178      3,943,521                     15,862,699
     Intersegment revenues                          1,100,734         98,687                      1,199,421
     Segment income (loss)  before taxes              889,767         17,689         (226,000)      681,456

     Six months ended June 30
     ------------------------

                                                 Sanitation       Wiping
                                                  Products        Products        Corporate       Total
                                                 ----------     -----------       ---------       -----
     1999
     ----
     Revenues from external customers            $30,014,251     $8,812,047                    $38,826,298
     Intersegment revenues                         1,975,486        181,542                      2,157,028
     Segment income (loss) before taxes              764,751         87,443        (339,516)       512,678

     1998
     ----
     Revenues from external customers             23,419,960      7,992,851                     31,412,811
     Intersegment revenues                         1,932,905        187,450                      2,120,355
     Segment income (loss)  before taxes           1,355,296        101,678        (496,000)       960,974

8.   RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the presentation in the current period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. As indicated in Note 2 to the consolidated financial statements, the Company has sold its Wyant Health Care Division and substantially all of its operating assets. Accordingly, such consolidated financial statements, as well as the discussion below, reflect the consummation of this transaction by showing the health care business as "discontinued operations" for income statement purposes and as "net assets held for divestiture" for balance sheet purposes.

The following information includes forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934) that involve a number of risks and uncertainties that may influence the financial performance and earnings of the Company, and may cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, factors such as the ability of the Company to successfully integrate the business and personnel of various acquired businesses into its operations, the ability to adequately address Year 2000-related issues, the ability to maintain existing customer relationships and to secure new customers on satisfactory terms, whether by contract or otherwise, unforeseen price pressure on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements, the ability to obtain any necessary financing on reasonably satisfactory terms, the effect of exchange rate fluctuations and the effect of competitive, capital market and general economic conditions. Such forward-looking statements, which reflect the Company's current views with respect to certain future events and financial performance, should be considered in light of such factors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE THREE MONTHS
ENDED JUNE 30, 1998

SALES
-----

Sales of continuing operations for the three months ended June 30, 1999 increased by $4,438,240 or 28.0% to $20,300,939 from the total of $15,862,699 in the second quarter of 1998, after eliminating inter-segment sales of $1,258,435 in the current quarter and $1,199,421 in the corresponding quarter last year. Sales of the sanitation products segment were $16,769,920 in the second quarter of 1999, compared with $13,019,912 in the same quarter in 1998, an increase of $3,750,008 or 28.8%. The increase resulted primarily from the sales of the businesses acquired in the second quarter of 1998, together with an increase of $1,170,000 or 10.7% in direct sales of paper products from the Company's paper converting operation. Sales of the wiping products segment were $4,789,454 in the second quarter, an increase of $747,246 or 18.5% over the second quarter of 1998. The improvement was due to higher sales of both wipers and paper products.

COST OF SALES AND GROSS PROFIT
------------------------------

Gross profit of the sanitation products segment was 37.4% of sales for the current quarter, down from 39.7% in the second quarter last year. The reduction was due primarily to lower selling prices for paper products. Gross profit of the wiping products segment improved to 18.2% of sales from 17.2% of sales in the same quarter in 1998, primarily due to higher margins on paper products.

SELLING EXPENSES
----------------

Selling expenses for the second quarter of 1999 totalled $3,982,180, an increase of $978,490 or 32.6% over the same period last year. In the sanitation products segment, selling expenses at $3,342,243 were $874,294 or 35.4% higher than in the second quarter of 1998. The higher expenses resulted primarily from the added expenses of the acquired businesses, together with additional costs of approximately $154,000 incurred as a result of challenges associated with the implementation of new information systems. In the wiping products segment, selling expenses at $639,937 were $104,196 or 19.4% higher than in the same period last year. The increase reflected the higher variable costs associated with the increased level of sales in the quarter.

GENERAL AND ADMINISTRATION EXPENSES
-----------------------------------

General and administration expenses amounted to $2,385,554 in the second quarter of 1999, an increase of $512,691 or 27.4% over the second quarter of 1998. In the sanitation products segment, expenses increased by $492,264 or 28.9% to $2,195,510, reflecting primarily the added expenses of the businesses acquired in the second quarter of 1998 and approximately $94,000 of costs resulting from the new information systems implementation and the reorganization of the national logistics group. General and administration expenses of the wiping products segment at $133,531 were $12,914 or 10.7% higher than in the same quarter last year, primarily as a result of higher staffing costs. Corporate charges in the current quarter at $56,513 were $7,513 higher than in the second quarter of 1998.

AMORTIZATION
------------

Amortization in the second quarter of 1999 totalled $147,270, an increase of $36,801 over the same quarter last year. The increase resulted from the additional amortization from the business acquired in mid-1998 and from the amortization of goodwill associated with their purchase.

INTEREST EXPENSE
----------------

Interest expense at $336,391 was $55,467 higher than in the corresponding quarter of 1998. The increase resulted from higher borrowing costs in Canada ($110,541), which were incurred primarily to finance the 1998 acquisitions, partially offset by a reduction of $55,074 in the United States in interest on the loan from Congress Financial Corporation, which is to be repaid from the proceeds of sale of the Wyant Health Care Division.

OTHER INCOME
------------

Other income increased to $23,106 from $6,084 in the second quarter of 1998.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-----------------------------------------------------

Income from continuing operations before income taxes amounted to $338,847, a reduction of $342,609 from the amount of $681,456 earned in the second quarter of 1998. The sanitation products segment decreased by $460,325, while the wiping products segment improved by $46,734 and corporate expenses were $70,982 lower than in the second quarter of 1998.

INCOME TAXES
------------

Income tax expense at $156,000 was $142,800 lower than in the second quarter last year, reflecting the reduced level of pre-tax income in the current quarter.

DISCONTINUED OPERATIONS
-----------------------

The discontinued health care operations generated after-tax income from operations of $567,353 or $0.16 per common share in the second quarter, compared with $348,141 or $0.10 per common share in the second quarter of 1998. The improved results were due to a 10.3% increase in sales revenue and higher margins, at 23.2% of sales compared with 20.5% of sales in the second quarter last year, partially offset by an increase of $166,253 or 12.3% in operating expenses. These included $83,725 of higher outward freight costs to support the increased sales volume.

NET INCOME
----------

Net income for the second quarter of 1999 amounted to $750,200, or $0.18 per common share after deducting dividends and accretion relating to the mandatorily redeemable preferred shares, compared with net income of $730,797 or $0.18 per common share in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998

SALES
-----

Sales of continuing operations for the first half of 1999 at $38,826,298 were $7,413,487 or 23.6% higher than in the first half of 1998, after eliminating inter-segment sales of $2,157,028 in the current period and $2,120,355 in the same period last year. Sales of the sanitation products segment were $31,989,737 in the current period, an increase of $6,636,872 or 26.2% over the sales of $25,352,865 in the corresponding period last year. The increase reflected the added sales revenue from the businesses acquired in the second quarter of 1998 and the increase of $2,208,317 or 107.2% in direct sales of paper products from the Company's paper converting operation. Sales of the wiping products segment increased by $813,288 or 9.9% to $8,993,589 in the first half of 1999, as a result of higher sales of wipers and paper products.

COST OF SALES AND GROSS PROFIT
------------------------------

Gross profit of the sanitation products segment declined to 36.9% of sales in the first half of 1999 from 39.1% of sales in the same period in 1998, reflecting primarily lower selling prices for paper products. In the wiping products segment, gross profit was 18.0% of sales, up from 17.2% of sales in the first half of 1998, primarily due to higher margins on sales of paper products.

SELLING EXPENSES
----------------

Selling expenses for the six months ended June 30, 1999 amounted to $7,571,700, an increase of $1,561,070 or 26.0% over the same period last year. In the sanitation products segment, selling expenses increased by $1,402,618 or 28.2% to $6,369,263, due to the added expenses of the businesses acquired in the second quarter of 1998 and additional costs of approximately $270,000 incurred as a result of challenges associated with the implementation of new information systems, partially offset by the favorable impact of the weaker Canadian dollar translation rate in the current period. In the wiping products segment, selling expenses were $1,202,437, an increase of $158,452 or 15.2% over the same period last year, resulting primarily from higher outward freight and staffing costs.

GENERAL AND ADMINISTRATION EXPENSES
-----------------------------------

General and administration expenses increased by $861,696 or 23.2% to $4,571,687 in the first half of 1999. Expenses of the sanitation products segment at $4,180,988 were $850,514 or 25.5% higher than in the first half of 1998, as the added expenses of the businesses acquired in the second quarter of 1998 and costs of approximately $133,000 incurred as a result of the implementation of new information systems and the reorganization of the national logistics group more than offset the favorable impact of the weaker Canadian dollar translation rate in 1999. Expenses of the wiping products segment were $264,940, an increase of $33,423 or 14.4% over the first half of 1998 primarily as a result of higher staffing costs. Corporate charges in the first half of 1999 at $125,759 were $22,241 lower than in the corresponding period last year due to a reduction in professional fees.

AMORTIZATION
------------

Amortization in the first six months of 1999 amounted to $291,180, an increase of $89,668 over the same period last year. The increase resulted primarily from the additional amortization from the businesses acquired in 1998, together with the amortization of goodwill resulting from their acquisition.

INTEREST EXPENSE
----------------

Interest expense increased by $116,738 to $646,276 in the first half of 1999. The increase resulted from higher borrowing costs of $209,799 in Canada which were incurred primarily to finance the 1998 acquisitions, partially offset by a reduction of $93,061 in interest costs in the United States on the loan from Congress Financial Corporation.

OTHER INCOME
------------

Other income increased to $149,549 in the first half of 1999 from $85,679 in the corresponding period last year. The increase was primarily due to a higher amount of cash discounts taken.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-----------------------------------------------------

Income from continuing operations before income taxes amounted to $512,678, compared with $960,974 in the first half of 1998. The sanitation products segment decreased by $590,545 and the wiping products segment was $14,235 lower, while corporate expenses were $156,484 lower than in the first half of 1998.

INCOME TAXES
------------

Income tax expense on continuing operations amounted to $247,000 in the first half of 1999, a decrease of $176,400 from the same period last year, due to the lower pre-tax income in the current period.

DISCONTINUED OPERATIONS
-----------------------

After-tax income from the discontinued health care operations amounted to $974,053 or $0.27 per common share in the first half of 1999, up from $703,197 or $0.20 per common share in the same period in 1998.

The improvement resulted primarily from a 7.7% increase in sales revenue and higher margins, at 22.4% of sales compared with 20.3% of sales in the first half of 1998. These were partially offset by an increase of $341,677 or 12.7% in operating expenses, including $171,661 of higher outward freight costs related primarily to the increased level of sales.

NET INCOME
----------

Net income for the first half of 1999 was $1,239,731, or $0.29 per common share after deducting dividends and accretion on the mandatorily redeemable preferred shares, compared with $1,240,771 or $0.30 per common share in the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity and capital resources of the Company's Canadian operations (Wood Wyant) and United States operations (IFC Disposables) are discussed separately, as each is self-financing and has separate banking facilities.

CANADIAN OPERATIONS
-------------------

Cash utilized during the first quarter of 1999 amounted to $3,792,580. Operating activities utilized $1,449,758, due to an increase in non-cash working capital of $2,347,945 which resulted from an increase in receivables of $3,367,907, partially offset by higher payables ($471,901) and income taxes payable ($150,455), together with lower inventories ($268,129) and prepaid expenses ($129,477). The increase in receivables was due to a higher level of sales activity in June 1999, poorer collection performance due in part to problems associated with the implementation of new applications software and a stronger Canadian dollar translation rate in June 1999 compared with December 1998. The higher payables also reflected the increased business activity in June 1999 and the stronger Canadian dollar translation rate, partially offset by the effect of a new contract for paper purchases which provides less favorable payment terms. Capital expenditures in the first half of 1999 amounted to $2,225,851. This was primarily for the purchase of the new applications software and related hardware, which was financed for the most part by a five-year term bank loan of Cdn. $2,500,000 ($1,708,817). Expenditures for the purchase of businesses amounted to $1,053,625 in the first half of 1999. Repayments of long-term debt during the period totalled $657,019. In addition, $513,204 of outstanding Class A Preferred shares of Wood Wyant were redeemed in January 1999 and dividends of $84,380 were paid in the first half of 1999 on the outstanding Class A and Class B Preferred shares.

The Company's secured revolving line of credit was increased from Cdn. $7,500,000 to Cdn. $9,500,000 on March 10, 1999 to meet increased working capital requirements, and to Cdn. $10,500,000 ($7,177,033) on June 22, 1999. The latter increase, together with a bridge loan of Cdn. $850,000 ($580,998), were obtained to finance the purchase of businesses and are repayable by July 31, 1999. At June 30, 1999, approximately $900,000 was available under the secured revolving line of credit and an additional amount of approximately $675,000 was available to finance future capital expenditures under a revolving credit facility of Cdn. $3,000,000 ($2,050,581).

All borrowings of the Canadian Operations are with the Bank of Nova Scotia. Long-term debt outstanding at June 30, 1999 amounted to $6,225,460, including $1,454,094 due within one year. All of the loans were at the commercial prime rate in Canada (6.25% at June 30, 1999) plus 0.75%. The secured revolving line of credit bears interest at the prime rate in Canada. Under the terms of the loan agreements, covenants exist which require Wood Wyant to meet certain ratios relating to debt to tangible net worth, current assets to current liabilities and cash flow to debt service, as well as maintaining a minimum level of tangible net worth. Also, borrowings under the revolving credit facility must not exceed a given proportion of accounts receivable. The Company was in compliance with all of the covenants at June 30, 1999.

----------------------------

The Company has no commitments for material capital expenditures and has no plans for major capital expenditures for existing businesses during the next five years. Payments on long-term debt obligations existing at June 30, 1999 average less than $1,000,000 annually over the next five years, with a maximum of $1,536,000 in 2000.

Amounts required to redeem Class A and Class B Preferred shares approximate $540,000 per annum during that period, while redemption of the Class F Preferred shares in the event that the option to redeem is exercised by the holders of those shares would require an additional annual amount of approximately $435,000 for five years commencing in 2000.

Management believes that future operating cash flows and the unused balance available under existing credit facilities will be sufficient to meet its ongoing operating cash requirements, to repay the term debt and redeem the Preferred shares as they become due and to meet cash requirements for capital asset additions.

U.S. OPERATIONS
---------------

Continuing operations in the United States utilized $410,358 of cash during the six months ended June 30, 1999. Working capital increased by $607,726, primarily due to increases in receivables ($567,760) and inventories ($428,515), partially offset by an increase of $376,972 in income taxes payable. Capital expenditures amounted to $343,263 during the first half of 1999. A total of $655,542 was drawn on the committed revolving credit facility with Congress Financial Corporation during the period.

Borrowings of the U.S. Operations consist of a committed revolving credit facility of $13,000,000 with Congress Financial Corporation which bears interest at commercial prime rate plus 1% (prime at June 30, 1999 was 7.75%). Unused availability was approximately $3,200,000 at June 30, 1999. Maximum borrowing under the facility is determined by certain advance formulas applicable to the level of accounts receivable and inventories and the value of property, plant and equipment, net of guarantees.

Management believes that future operating cash flows and the unused balance available under the existing credit facility will be sufficient to enable the Company to meet its ongoing operating cash requirements and to finance capital asset additions until the sale of the Wyant Health Care Division. Thereafter, following the repayment of the balance outstanding under the secured line of credit with Congress Financial Corporation, management believes that future operating cash flows and excess cash on hand will be sufficient to meet operating cash requirements and to finance capital asset additions.

DISCONTINUED OPERATIONS
-----------------------

On February 23, 1999, the Board of Directors approved the sale of the Company's Wyant Health Care Division, subject to completion of buyer financing, customary regulatory approvals and the approval of the Company's shareholders, for cash on closing of $11,500,000 and $550,000 which will be held in escrow for twenty-four months. These cash proceeds are subject to adjustment on closing, which took place on July 21, 1999. Results of operations between the measurement date of December 17, 1998 and the closing date are expected to contribute positively to the Company's overall results.

--------------------------------

Cash received on closing will be utilized to pay off the balance under the secured line of credit with Congress Financial Corporation ($4,894,262 as at June 30, 1999), and to pay the withdrawal liability and income taxes generated by the transaction. The Company is in the process of evaluating possible alternative uses of the balance of the net cash proceeds from the sale, including the acquisition of assets or businesses in North America that are consistent with its overall strategy of growing as a North American janitorial and sanitation products manufacturer and distributor. Although the Company is evaluating several opportunities, currently, there are no significant acquisitions of assets or businesses that would be considered probable. To the extent that it acquires any such assets or businesses, whether related to its overall strategy or otherwise, there can be no assurance that such acquisitions will be successfully integrated with its operations or that such acquisitions will ultimately be profitable for the Company. Pending the application of such proceeds, the Company intends to use such proceeds to repay certain short-term debt of its subsidiaries.

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

----------------------

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

In order to properly address the Year 2000 Issue, the Company has appointed the Vice President, Information Technology of Wood Wyant as Year 2000 Project Director to direct a project team which will coordinate the implementation of a Year 2000 Plan by identifying Year 2000 issues and coordinating solutions. The project team has been assembled and is conducting Year 2000 readiness assessment audits at all of the Company's facilities, encompassing all equipment and processes deemed important to the facility's operation.

Wood Wyant has installed new applications software for which it has obtained written confirmation from the vendor that it is Year 2000 compliant. This software became operational in the first quarter of 1999. The software currently in use at IFC is not Year 2000 compliant and will be replaced by hardware and applications software which will be Year 2000 compliant by the end of the third quarter of 1999. As an additional precaution, the technical infrastructure of all the Company's businesses will be audited and tested to ensure Year 2000 compliance under normal business conditions.

------------------

The total cost of purchasing and installing the new Wood Wyant software is estimated to be $2,222,000 (Cdn. $3,250,000), and is being financed primarily through a five-year term loan with the Bank of Nova Scotia. The cost to replace computer hardware and applications software at IFC is estimated to be $75,000.

The Company has requested confirmation of suppliers' readiness and follow-up discussions will take place for all business-critical suppliers. Major customers are being contacted to confirm their Year 2000 readiness.

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

In addition, the Company purchases goods and services from third party vendors that may not be Year 2000 compliant. While the Company intends to obtain confirmation of vendors' state of readiness during the third quarter of 1999, their failure to operate properly with regard to Year 2000 requirements could require the Company to incur material expenses to rectify the impact on the Company of such failure. However, all of the Company's raw materials are widely available and the Company is not dependent on any one supplier or group of suppliers.

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

The Company plans to achieve Year 2000 compliance by the end of the third quarter of 1999.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk principally in two areas, interest rate risk and foreign currency exchange rate risk.

INTEREST RATE RISK
------------------

The Company's lines of credit and long-term debt are all at rates of interest which fluctuate with changes to bank prime rates in either the United States or Canada. Consequently, increases in interest rates could have an adverse effect on the Company's future results.

FOREIGN CURRENCY EXCHANGE RATE RISK
-----------------------------------

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

a)   Not applicable

b)   Reports on Form 8-K

     A current report on Form 8-K, dated April 1, 1999, was filed on April 8, 1999, reporting information under Item 5, Other Events.

                               WYANT CORPORATION

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Wyant Corporation
                               (Registrant)


Date: August 12, 1999          SIGNATURE: /s/ Marc D'Amour
      ------------------                  ----------------------
                                          Marc D'Amour
                                          Vice President,
                                          Chief Financial Officer
                                          and Treasurer
                                          (For the registrant and as
                                          Principal Financial Officer)