Form 10-Q
period 1999-09-30
WYANT CORP
filed 1999-11-12
CIK 48569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1999
                                  ---------------------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

        Class                                Outstanding at November 11, 1999
-------------------------------------------------------------------------------
Common  stock, $.01 par value                           2,270,617

                       WYANT CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               WYANT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                     SEPTEMBER 30    DECEMBER 31
                                                        1999           1998
                                                     ------------   ------------
ASSETS
CURRENT
Cash and cash equivalents                            $ 2,663,856    $    59,985
Accounts receivable                                   14,787,144     10,215,812
Inventories (note 3)                                   8,153,453      8,576,960
Net assets held for divestiture (note 2)                      --      9,203,356
Other                                                    708,160      1,393,270
                                                     -----------    -----------
TOTAL CURRENT ASSETS                                  26,312,613     29,449,383

Property, plant and equipment, net of
accumulated amortization of $12,612,699
 (December 31, 1998 - $11,474,155)                    10,845,888      8,593,460
Other assets                                           5,561,233      4,496,821
                                                     -----------    -----------
TOTAL ASSETS                                         $42,719,734    $42,539,664
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Revolving line of credit                             $ 3,381,558    $ 4,092,128
Committed revolving credit facility                           --      4,238,720
Accounts payable                                       5,831,826      4,856,657
Accrued expenses                                       3,568,136      3,228,412
Income taxes payable                                   1,703,626        433,288
Current portion of long-term debt (note 4)             1,449,734      1,061,332
Current portion of preferred stock of subsidiary         536,251        513,204
                                                     -----------    -----------
TOTAL CURRENT LIABILITIES                             16,471,131     18,423,741

Long-term debt (notes 4 & 6)                           4,394,625      3,887,593
Other long-term liabilities                            1,522,067             --
Preferred stock of subsidiary (note 6)                 5,341,256      5,477,072
Deferred income taxes                                  1,115,526      2,076,416

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share                   27,022         27,053
Additional paid-in capital                             6,812,992      6,821,825
Retained earnings                                      7,302,204      6,326,679
Cumulative translation adjustment                       (267,089)      (500,715)
                                                     -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                            13,875,129     12,674,842
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $42,719,734    $42,539,664
                                                     ===========    ===========

See accompanying notes

                               WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30                        SEPTEMBER 30
                                                            -----------------------------       ----------------------------
                                                                   1999              1998              1999             1998
                                                                   ----              ----              ----             ----
                                                                               (Restated)                         (Restated)

Net sales                                                   $20,513,485       $17,949,887       $59,339,783      $49,362,698
Cost of sales                                                13,458,842        11,699,390        38,841,165       31,785,235
                                                            -----------       -----------       -----------      -----------
Gross profit                                                  7,054,643         6,250,497        20,498,618       17,577,463

Expenses
   Selling                                                    4,180,620         3,256,405        11,752,320        9,267,035
   General and administration                                 2,165,272         2,664,409         6,736,959        6,374,400
   Amortization                                                 192,409           155,660           483,589          357,172
   Interest expense                                             223,906           325,919           870,182          855,457
   Other income                                                 (69,908)          (65,442)         (219,454)        (151,121)
                                                            -----------       -----------       -----------      -----------
                                                              6,692,299         6,336,951        19,623,596       16,702,943
                                                            -----------       -----------       -----------      -----------
Income (loss) from continuing operations
 before income taxes                                            362,344           (86,454)          875,022          874,520

Income tax expense
 Current                                                        101,000           (88,400)          304,500          276,000
 Deferred                                                        22,228            80,000            65,728          139,000
                                                            -----------       -----------       -----------      -----------
                                                                123,228            (8,400)          370,228          415,000
                                                            -----------       -----------       -----------      -----------
Income (loss) from continuing operations                        239,116           (78,054)          504,794          459,520
Discontinued operations (note 2)
   Income from operations of Wyant Health Care Division
     (net of income taxes of $108,400 and $495,000
      respectively)                                                  --           182,607                --          885,804

   Gain (loss) on disposal of Wyant Health Care Division
     (net of income tax (recovery) of ($17,000) and
     $500,000 respectively)                                    (224,451)               --           749,602               --
                                                            -----------       -----------       -----------      -----------

Net income                                                       14,665           104,553         1,254,396        1,345,324

Dividends and accretion of mandatorily
 redeemable preferred stock                                      93,220           100,318           278,871          261,504
                                                            -----------       -----------       -----------      -----------
Net income (loss) attributable to common shares             $   (78,555)      $     4,235       $   975,525      $ 1,083,820
                                                            -----------       -----------       -----------      -----------
Per common share (note 5)
   BASIC
   Income (loss) from continuing operations                 $      0.04       $     (0.05)      $      0.06      $      0.05
   Discontinued operations                                        (0.06)             0.05              0.21             0.25
   Net income (loss)                                              (0.02)               --              0.27             0.30
   DILUTED
   Income (loss) from continuing operations                        0.04             (0.05)             0.06             0.05
   Discontinued operations                                        (0.06)             0.05              0.19             0.23
   Net income (loss)                                              (0.02)               --              0.27             0.29

See accompanying notes

                               WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                    ------------------------------
                                                                      1999                 1998
                                                                      ----                 ----
                                                                                        [Restated]
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations                                $  504,794          $  459,520
Adjustments to reconcile net income to net cash provided by
  operating activities
Depreciation and amortization                                           952,467             824,998
Loss on sale of fixed assets                                              3,323              12,188
Deferred income tax expense                                            (463,241)            263,000
Deferred pension costs                                                  (28,533)            (95,054)
Changes in non-cash working capital balances
  Accounts receivable                                                (4,284,588)            273,384
  Inventories                                                           538,207             (30,551)
  Other current assets                                                  142,727             (57,998)
  Accounts payable                                                    1,208,340              50,684
  Income taxes payable                                                1,270,338            (820,114)
Cash provided by discontinued operations                              1,043,247           1,891,344
                                                                    -----------          ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               887,081           2,771,401

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired                         (1,029,649)         (3,778,603)
Capital expenditures                                                 (2,597,705)           (523,886)
Cash proceeds from sale of fixed assets                                   8,732              10,775
Decrease (increase)  in other assets                                    (42,222)             24,354
Cash used for discontinued operations                                   (49,377)           (137,045)
Proceeds of sale of discontinued operations, net of $581,000
   held in escrow and expenses of $3,060,848                          8,551,152                  --
                                                                    -----------          ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   4,840,931          (4,404,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease  in committed revolving credit facility                     (4,238,720)         (1,455,063)
Repayment of long-term debt                                          (1,014,883)           (611,008)
Increase in long-term debt                                            3,282,825           3,723,111
Redemption of preferred shares                                         (513,204)           (550,122)
Dividends paid by subsidiary                                           (126,748)           (145,133)
Purchase of common shares for cancellation                               (8,864)                 --
Issue of common shares                                                       --              15,688
Purchase of fractional shares on stock split                                 --                (714)
Increase (decrease) in bank indebtedness                               (710,570)            844,738
Cash provided by discontinued operations                                     --              80,101
                                                                    -----------          ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (3,330,164)          1,901,598

Effect of exchange rate changes on cash                                 206,023            (342,649)
                                                                    -----------          ----------
Net increase (decrease) in cash and cash equivalents                  2,603,871             (74,055)
Cash and cash equivalents, beginning of period                           59,985             156,131
                                                                    -----------          ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 2,663,856          $   82,076
                                                                    ============         ==========

See accompanying notes

                               WYANT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                                 ------------------------------
                                                                    1999                1998
                                                                   ------              ------
COMMON STOCK AT PAR VALUE
 Balance at beginning of period                                  $    27,053         $    27,037
 Stock purchased for cancellation                                        (31)                 --
 Stock issued for options exercised                                       --                  16
                                                                 -----------         -----------
 BALANCE AT END OF PERIOD                                             27,022              27,053
                                                                 -----------         -----------
ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of period                                    6,821,825           6,806,867
 Stock purchased for cancellation                                     (8,833)                 --
 Stock issued for options exercised                                       --              15,672
 Purchase of fractional shares on stock split                             --                (714)
                                                                 -----------         -----------
 BALANCE AT END OF PERIOD                                          6,812,992           6,821,825
                                                                 -----------         -----------
RETAINED EARNINGS
 Balance at beginning of period                                    6,326,679           5,112,006
 Net income                                                        1,254,396           1,345,324
 Dividends declared by subsidiary                                   (126,748)           (145,133)
 Accretion on preferred shares of subsidiary                        (152,123)           (116,371)
                                                                 -----------         -----------
 BALANCE AT END OF PERIOD                                          7,302,204           6,195,826
                                                                 -----------         -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
 Balance at beginning of period                                     (500,715)           (165,925)
 Foreign currency translation adjustments                            233,626            (329,759)
                                                                 -----------         -----------
 BALANCE AT END OF PERIOD                                           (267,089)           (495,684)
                                                                 -----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                       $13,875,129         $12,549,020
                                                                ============         ===========

COMPREHENSIVE INCOME
 Net income                                                      $ 1,254,396         $ 1,345,324
 Other - Foreign currency translation adjustments                    233,626            (329,759)
                                                                 -----------         -----------
COMPREHENSIVE INCOME FOR PERIOD                                  $ 1,488,022         $ 1,015,565
                                                                 ===========         ===========

COMMON SHARES
 Number of common shares issued at beginning of period             2,273,817           2,271,484
 Shares purchased for cancellation                                    (3,200)                 --
 Shares issued for options exercised during period                        --               2,333
                                                                 -----------         -----------
 NUMBER OF COMMON SHARES ISSUED AND OUTSTANDING                    2,270,617           2,273,817
 COMMON SHARES ISSUABLE UPON CONVERSION
   OF EXCHANGEABLE SHARES                                          1,333,333           1,333,333
                                                                 -----------         -----------
 NUMBER OF COMMON SHARES ISSUED, ISSUABLE AND OUTSTANDING          3,603,950           3,607,150
                                                                 ===========         ===========

See accompanying notes

                               WYANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION AS AT SEPTEMBER 30, 1999 AND FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 1999 AND 1998 ARE UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of Wyant Corporation and its wholly-owned subsidiaries, IFC Disposables, Inc. and Wood Wyant Inc. They have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of September 30, 1999, the results of operations for the nine months and three months ended September 30, 1999 and 1998 and cash flows and changes in stockholders' equity for the nine months ended September 30, 1999 and 1998. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1998.

2.   DISCONTINUED OPERATIONS

     The sale of the Company's Wyant Health Care Division ("Division") was completed on July 21, 1999 for cash proceeds of $12,193,000, of which an amount of $581,000 is to be held in escrow for a period of 24 months from the date of sale. On December 17, 1998, the Board of Directors authorized management to pursue the sale of the Division and on February 23, 1999 the Board approved the sale of the Division to Paper-Pak Products, Inc. ("PaperPak"), subject to completion of buyer financing, customary regulatory approvals and the approval of the Company's shareholders. Consequently, the results of the Division have been reported in these financial statements as discontinued operations.

     The operating results of the Division are as follows:

                                   Nine months ended September 30,
                                --------------------------------------
                                     1999              1998
                                    ------            ------
Net sales                         $22,746,885       $27,686,331
Income before income taxes          1,834,817         1,380,804

3.   INVENTORIES

                                                            September 30,           December 31,
                                                                1999                  1998
                                                               ------                ------
      Raw materials                                          $2,179,544            $2,065,073
      Finished goods                                          5,973,909             6,511,887
                                                             ----------            ----------
                                                             $8,153,453            $8,576,960
                                                             ==========            ==========

4.   LONG-TERM DEBT

                                                             September 30,          December 31,
                                                                1999                  1998
                                                               ------                ------
      Wood Wyant Inc.
         Term loan repayable in monthly installments
         of Cdn. $20,476 plus interest at prime plus
         3/4% (prime at September 30, 1999 - 6.25%),
         maturing October 1, 2001.  Principal amount
         Cdn. $1,508,571 (December 31, 1998 - Cdn.
         $1,692,856)                                         $1,028,057             $1,104,060

         Term loan repayable in monthly installments
         of Cdn. $35,000 plus interest at prime plus
         3/4%, maturing April 30, 2003.  Principal
         amount  Cdn. $1,505,000 (December 31, 1998
         - Cdn. $1,820,000)                                   1,025,623              1,186,982

         Term loan repayable in monthly installments
         of Cdn. $49,523 plus interest at prime plus
         3/4%, maturing June 30, 2003.  Principal
         amount Cdn. $2,228,500 (December 31, 1998
         - Cdn. $2,674,207)                                   1,518,672              1,744,086

         Term loan repayable in monthly installments
         of Cdn. $41,667 plus interest at prime plus
         3/4%, maturing March 15, 2004.  Principal
         amount Cdn. $2,208,331                               1,504,928                     --

         Revolving credit facility (Cdn. $1,125,612
         -  December 31, 1998 - Cdn. $1,401,125)                767,079                913,797
                                                             ----------             ----------
                                                              5,844,359              4,948,925
           Current portion                                    1,449,734              1,061,332
                                                             ----------             ----------
                                                             $4,394,625             $3,887,593
                                                             ==========             ==========

5.   EARNINGS PER SHARE


                                                                Three months ended               Nine months ended
                                                                   September 30                    September 30
                                                              ------------------------       ------------------------
                                                                1999           1998            1999           1998
                                                                ----           ----            ----           ----
     Numerator
       Income (loss) from continuing operations                $  239,116    $  (78,054)     $  504,794      $  459,520
       Preferred stock dividends and accretion                     93,220       100,318         278,871         261,504
                                                               ----------    ----------      ----------      ----------
     Numerator for basic earnings per share -
       income from continuing operations available
       to common stockholders                                     145,896      (178,372)        225,923         198,016
     Accretion on convertible preferred shares                     28,793        26,648          86,135          35,370
                                                               ----------    ----------      ----------      ----------
     Numerator for diluted earnings per share -
       income from continuing operations available
       to common stockholders                                  $  174,689    $ (151,724)     $  312,058      $  233,386
                                                               ==========    ==========      ==========      ==========
     Denominator
       Denominator for basic earnings per share -
       weighted-average shares issued, issuable and
       outstanding                                              3,607,080     3,607,150       3,607,127       3,605,943
     Effect of dilutive securities
       Convertible securities                                     283,111       283,111         283,111         125,395
       Stock options                                                   --        35,384              --          94,100
                                                               ----------    ----------      ----------      ----------
     Denominator for diluted earnings per share -
       adjusted weighted-average shares                         3,890,191     3,925,645       3,890,238       3,825,438
                                                               ==========    ==========      ==========      ==========

     Basic earnings per share from continuing operations       $     0.04    $    (0.05)     $     0.06      $     0.05
     Diluted earnings per share from continuing operations     $     0.04    $    (0.05)     $     0.06      $     0.05

     The effect of the convertible preferred shares has not been included in computing the diluted earnings per share from continuing operations for the nine months ended September 30, 1999 and both the three months and nine months ended September 30, 1998, since to do so would be anti-dilutive.

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

     The cost of purchase of the above companies totalled $5,715,895, including expenses related to the transactions but excluding cash acquired. This was financed by the issue of 283,111 Class F Preferred shares of Wood Wyant Inc., with a fair value of $1,861,876 at the respective transaction dates, with the balance paid in cash. The cash portion was financed by term bank loans, from which $3,525,440 had been drawn at September 30, 1999. The Class F Preferred shares are exchangeable at any time for common shares of Wyant Corporation on a one-for-one basis, and in addition holders have a one-time option in July 2000 to retract all of the Class F shares at Cdn. $11.250028 per share, payable in five equal annual instalments commencing August 3, 2000, with dividends at 3.5% per annum payable monthly from July 1, 2000 if the option is exercised.

     The pro-forma unaudited results of operations for the nine months ended September 30, 1998, assuming consummation of the transactions as of January 1, 1998, are as follows:

                                                              Nine months ended
                                                              September 30, 1998
                                                              ------------------
            Net sales                                             $55,630,047
            Income from continuing operations                         435,682
            Net income                                              1,321,486

            Per common share
            Income from continuing operations                            0.03
            Net income                                                   0.28

7.   SEGMENT INFORMATION FROM CONTINUING OPERATIONS

     Three months ended September 30
     -------------------------------

                                           Sanitation         Wiping
                                            Products         Products        Corporate          Total
                                           -----------      -----------      ----------      -----------
     1999
     ----

     Revenues from external customers      $15,192,890      $ 5,320,595                      $20,513,485
     Intersegment revenues                     965,835           71,780                        1,037,615
     Segment income (loss) before taxes        391,155           67,466         (96,277)         362,344
     Segment assets                         31,692,993        6,687,567       4,339,174       42,719,734

     1998
     ----
     Revenues from external customers       13,727,748        4,222,139                       17,949,887
     Intersegment revenues                     859,358           95,284                          954,642
     Segment income (loss) before taxes        117,043           27,503        (231,000)         (86,454)

     Nine months ended September 30
     ------------------------------

                                                 Sanitation         Wiping
                                                  Products         Products        Corporate          Total
                                                 -----------      -----------      ----------      -----------
     1999
     ----

     Revenues from external customers            $45,207,141      $14,132,642                      $59,339,783
     Intersegment revenues                         2,941,321          253,322                        3,194,643
     Segment income (loss) before taxes            1,155,906          154,909        (435,793)         875,022

     1998
     ----
     Revenues from external customers             37,147,708       12,214,990                       49,362,698
     Intersegment revenues                         2,792,263          282,734                        3,074,997
     Segment income (loss) before taxes            1,472,339          129,181        (727,000)         874,520

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

The following information includes forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934) that involve a number of risks and uncertainties that may influence the financial performance and earnings of the Company, and may cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, factors such as the ability of the Company to adequately address Year 2000-related issues, unforeseen price pressure on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements, the ability to obtain any necessary financing on reasonably satisfactory terms, the effect of exchange rate fluctuations and the effect of competitive, capital market and general economic conditions. Such forward-looking statements, which reflect the Company's current views with respect to certain future events and financial performance, should be considered in light of such factors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998

SALES
-----

Sales of continuing operations for the third quarter of 1999 increased by $2,563,598 or 14.3% to $20,513,485 from the total of $17,949,887 in the same quarter last year, after eliminating inter-segment sales of $1,037,615 in the current quarter and $954,642 in the third quarter of 1998. Sales of the sanitation products segment were $16,158,725 in the three months ended September 30, 1999, an increase of $1,571,619 or 10.8% over the sales of $14,587,106 in the corresponding quarter of 1998. The improvement resulted primarily from an increase of $517,900 in direct sales of paper products from the Company's paper converting operations and additional sales derived from a business acquired in June 1999, together with higher sales in the Company's ongoing business. Sales of the wiping products segment were $5,392,375, an increase of $1,074,952 or 24.9% over the third quarter of 1998. The improvement was due to higher sales of wipers.

COST OF SALES AND GROSS PROFIT
------------------------------

Gross profit of the sanitation products segment was 37.9% of sales for the third quarter of 1999, compared with 37.8% in the same quarter last year. Gross profit of the wiping products segment was 16.6% of sales for the current quarter, down from 17.2% in the corresponding quarter last year, primarily as a result of lower margins for wipers.

SELLING EXPENSES
----------------

Selling expenses for the third quarter of 1999 amounted to $4,180,620, an increase of $924,215 or 28.4% over the same quarter in 1998. In the sanitation products segment, selling expenses at $3,493,037 were $804,180 or 29.9% higher than in the same quarter last year. The increase resulted in part from higher outward freight costs ($347,302), reflecting primarily the increased sales level, and ongoing challenges relating to the implementation of new information systems. In the wiping products segment, selling expenses at $687,583 were $120,035 or 21.1% higher than in the third quarter of 1998. The increase was primarily due to higher outward freight costs associated with the increased level of sales.

GENERAL AND ADMINISTRATION EXPENSES
-----------------------------------

General and administration expenses amounted to $2,165,272 in the third quarter of 1999, a reduction of $499,137 or 18.7% from the third quarter last year. In the sanitation products segment, expenses declined by $503,205 or 20.5% to $1,956,412, primarily due to the inclusion in the third quarter of 1998 of a special charge of $464,286 related to the rationalization of Wood Wyant Inc's operations following the acquisition of businesses during the second quarter of 1998. General and administration expenses of the wiping products segment amounted to $123,890 in the current quarter, a reduction of $7,902 or 6.0% from the same quarter last year. Corporate charges in the current quarter at $84,970 were $11,970 higher than in the third quarter of 1998.

AMORTIZATION
------------

Amortization in the third quarter of 1999 totalled $192,409, an increase of $36,749 over the corresponding quarter last year. This increase resulted from the amortization of Wood Wyant's new business applications software and related hardware.

INTEREST EXPENSE
----------------

Interest expense amounted to $223,906 in the third quarter, a reduction of $102,013 from the same quarter last year. The reduction resulted from the utilization of part of the proceeds from the sale of the health care business to pay off the Company's loan from Congress Financial Corporation and to reduce the level of borrowing in Canada.

OTHER INCOME
------------

Other income increased to $69,908 from $65,442 in the same quarter last year.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-----------------------------------------------------

Income from continuing operations before income taxes totalled $362,344 in the third quarter of 1999, compared with a loss of $86,454 in the corresponding quarter in 1998. The sanitation products segment improved by $274,112, while income of the wiping products segment increased by $39,963 and corporate expenses were $134,723 lower than in the third quarter of 1998.

INCOME TAXES
------------

Income tax expense was $123,288 in the current quarter, compared with a recovery of $8,400 in the same quarter last year, reflecting the improved pre-tax results.

DISCONTINUED OPERATIONS
-----------------------

The Company incurred an after-tax loss of $224,451 or $0.06 per common share in the third quarter of 1999 on the sale of the health care operations. The loss comprised an after-tax loss of $386,215 on the sale of the business, partially offset by after-tax income from operations to the date of sale on July 21, 1999 of $161,764. Gross proceeds on the sale amounted to $12,193,000, including $581,000 to be held in escrow for 24 months from the date of sale. Income from operations to the date of sale included an after-tax gain of $60,158 on settlement of an insurance claim relating to a fire which occurred in late-1998.

After-tax income from operations generated in the third quarter of 1998 amounted to $182,607 or $0.05 per common share.

NET INCOME
----------

Net income for the third quarter of 1999 was $14,665, or a loss of $0.02 per common share after deducting dividends and accretion relating to the mandatorily redeemable preferred shares, compared with net income of $104,553, a breakeven per common share, in the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998

SALES
-----

Sales of continuing operations for the nine months ended September 30, 1999 were $59,339,783, an increase of $9,977,085 or 20.2% over the same period last year, after eliminating inter-segment sales of $3,194,643 in the current period and $3,074,997 in the same period last year. Sales of the sanitation products segment were $48,148,462 in the current period, an increase of $8,208,491 or 20.6% over the total of $39,939,971 for the 1998 period. The increase resulted primarily from the added sales revenue from the businesses acquired in the second quarter of both 1998 and 1999, together with an increase of $2,720,491 in direct sales of paper products from the Company's paper converting operation. In the wiping products segment, sales increased by $1,888,240 or 15.1% to $14,385,964, due to higher sales of wipers.

COST OF SALES AND GROSS PROFIT
------------------------------

Gross profit of the sanitation products segment was 37.4% of sales for the first nine months of 1999, compared with 38.6% of sales in the same period last year. The reduced margin resulted from continued heavy competition in the tissue paper market and increased direct sales of paper products from the Company's paper converting operation, which generate lower margins. Gross profit of the wiping products segment was 17.5% of sales, compared with 17.2% in the corresponding period last year. The improvement was primarily due to higher margins for paper products.

SELLING EXPENSES
----------------

Selling expenses for the nine months ended September 30, 1999 amounted to $11,752,320, an increase of $2,485,285 or 26.8% over the same period last year. In the sanitation products segment, selling expenses increased by $2,206,799 or 28.8% to $9,862,300. The increase resulted primarily from the added expenses of the businesses acquired in the second quarter of 1998 and an increased level of outward freight costs due to the higher level of sales and to challenges associated with the implementation of new information systems. Selling expenses of the wiping products segment increased by $278,486 or 17.3% to $1,890,020 in the first nine months of 1999. The increase was primarily due to higher outward freight costs and other variable selling expenses.

GENERAL AND ADMINISTRATION EXPENSES
-----------------------------------

General and administration expenses totalled $6,736,959 in the current period, an increase of $362,559 or 5.7% over the corresponding period last year. In the sanitation products segment, expenses amounted to $6,137,400, an increase of $347,309 or 6.0% over the same period in 1998. The increase was due primarily to the additional expenses of the businesses acquired in the second quarter of 1998. Expenses of the wiping products segment were $388,830 in the current period, an increase of $25,521 or 7.0% over the first nine months of 1998. Corporate charges at $210,729 were $10,271 lower than in the same period last year.

AMORTIZATION
------------

Amortization totalled $483,589 in the first nine months of 1999, an increase of $126,417 over the same period last year. The increase resulted from the businesses acquired by Wood Wyant in the second quarter of 1998, including amortization of goodwill related to their acquisition, together with the amortization of Wood Wyant's new business applications software and related hardware.

INTEREST EXPENSE
----------------

Interest expense amounted to $870,182, an increase of $14,725 over the first nine months of 1998. Increased borrowing costs in the first half of 1999, in part to finance Wood Wyant's new business applications software and related hardware, were for the most part offset by reduced interest costs in the third quarter, as part of the proceeds from the sale of the health care business were utilized to pay off the Company's loan from Congress Financial Corporation and to reduce the level of borrowing in Canada.

OTHER INCOME
------------

Other income totalled $219,454 in the first nine months of 1999, an increase of $68,333 over the corresponding period last year. The increase was primarily due to an increase in the amount of cash discounts taken.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-----------------------------------------------------

Income from continuing operations before income taxes totalled $875,022 in the first nine months of 1999, compared with $874,520 in the same period last year. The sanitation products segment was lower by $316,433, while the wiping products segment improved by $25,728 and corporate expenses declined by $291,207 from the nine months ended September 30, 1998.

INCOME TAXES
------------

Income tax expense was $370,228 in the current period, compared with $415,000 in the corresponding period last year. The reduction resulted from the lower tax rates in the United States compared to Canada and the changed mix of pre-tax earnings between the two countries.

DISCONTINUED OPERATIONS
-----------------------

The sale of the health care operations generated an after-tax gain of $749,602 or $0.21 per common share in the nine months ended September 30, 1999, as the after-tax income from operations from January 1 to the date of sale of July 21, 1999 of $1,135,817 more than offset the after-tax loss on the sale of $386,215.

For the nine months ended September 30, 1998, after-tax income from the health care operations amounted to $885,804 or $0.25 per common share.

NET INCOME
----------

Net income for the nine months ended September 30, 1999 amounted to $1,254,396 or $0.27 per common share after deducting dividends and accretion on the mandatorily redeemable preferred shares, compared with net income of $1,345,324 or $0.30 per common share in the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity and capital resources of the Company's Canadian operations (Wood Wyant) and United States operations (IFC Disposables) are discussed separately, as each is self-financing and has separate banking facilities.

CANADIAN OPERATIONS
-------------------

Cash utilized during the nine months ended September 30, 1999 amounted to $329,834. Operating activities generated $353,998, after a net increase in non-cash working capital of $1,067,561. The higher non-cash working capital resulted primarily from an increase of $2,000,972 in receivables, due to higher sales levels and poorer collection performance due in part to problems associated with implementation of new applications software, partially offset by lower inventories ($422,310) and higher income taxes payable ($348,866). Capital expenditures in the nine months period totalled $2,559,046 and were primarily for the purchase of the new business applications software and related hardware, which was financed for the most part by a five-year term bank loan of Cdn. $2,500,000 ($1,703,694). Expenditures for the purchase of a business amounted to $1,029,649. Repayments of long-term debt in the current period were $1,014,883, while $513,204 of outstanding Class A Preferred shares of Wood Wyant were redeemed in January 1999 and dividends of $126,748 were paid during the nine months period on the outstanding Class A and Class B Preferred shares. In July 1999, Wyant Corporation invested an additional $3,000,000 in its wholly-owned Canadian subsidiary, Wood Wyant Inc.

The Company has a Cdn. $7,500,000 ($5,111,081) secured revolving line of credit, of which approximately $2,600,000 was available as at September 30, 1999. In addition, approximately $630,000 was available to finance future capital expenditures under a revolving credit facility of Cdn. $3,000,000 ($2,044,432).

----------------------------

All borrowings of the Canadian operations are with the Bank of Nova Scotia. Long-term debt outstanding at September 30, 1999 amounted to $5,844,359, including $1,449,734 due within one year. All of the loans were at the commercial prime rate in Canada (6.25% at September 30, 1999) plus 0.75%. The secured revolving line of credit bears interest at the prime rate in Canada. Under the terms of the loan agreements, covenants exist which require Wood Wyant to meet certain ratios relating to debt to tangible net worth, current assets to current liabilities and cash flow to debt service, as well as maintaining a minimum level of tangible net worth. Also, borrowings under the revolving credit facility must not exceed a given proportion of accounts receivable.

The Company has no commitments for material capital expenditures and has no plans for major capital expenditures for existing businesses during the next five years. Payments on long-term debt obligations existing at September 30, 1999 average less than $1,000,000 annually over the next five years, with a maximum of $1,531,000 in 2000.

Amounts required to redeem Class A and Class B Preferred shares approximate $536,000 per annum during that period, while redemption of the Class F Preferred shares in the event that the option to redeem is exercised by the holders of those shares would require an additional annual amount of approximately $434,000 for five years commencing in 2000.

Management believes that future operating cash flows and the unused balance available under existing credit facilities will be sufficient to meet its ongoing operating cash requirements, to repay the term debt and redeem the Preferred shares as they become due and to meet cash requirements for capital asset additions.

U.S. OPERATIONS
---------------

Continuing operations in the United States utilized $1,396,629 of cash during the nine months ended September 30, 1999. Operating activities utilized $1,005,058 of cash, primarily due to an increase of $1,135,691 in receivables resulting mainly from higher sales levels in the wiping products segment. Capital expenditures amounted to $400,659 in the period. A total of $1,795,068 was drawn on the committed revolving credit facility with Congress Financial Corporation prior to its repayment in full on July 21, 1999 from the proceeds from the sale of the Wyant Health Care Division.

On July 16, 1999 IFC Disposables, Inc. obtained a secured revolving line of credit of $1,000,000 with Union Planters Bank bearing interest at bank prime (8.25% at September 30, 1999) plus 1%. The line of credit is for a three-year term and is guaranteed by Wyant Corporation. At September 30, 1999 none of the line of credit was being utilized. Maximum borrowing under the facility is determined by certain advance formulas applicable to the level of accounts receivable and inventories.

Management believes that future operating cash flows and the unused balance available under the existing credit facility will be sufficient to enable the Company to meet its ongoing operating cash requirements and to finance capital asset additions.

DISCONTINUED OPERATIONS
-----------------------

On July 21, 1999 the Company sold its Wyant Health Care Division for cash proceeds of $12,193,000, of which $581,000 is to be held in escrow for twenty-four months. Part of the proceeds were immediately utilized to repay the balance of $6,033,789 owing under the secured line of credit with Congress Financial Corporation.

--------------------------------

An additional amount of $3,000,000 was utilized to reduce the level of short-term debt in its sanitation products subsidiary, Wood Wyant Inc. Expenses and liabilities arising as a result of the sale amounted to $3,060,848, including an amount of $1,628,620 representing a withdrawal liability from the multi-employer defined benefit pension plan in which certain employees of the Division were members. The purchaser of the business, PaperPak, did not assume the Company's obligation under the plan. This liability will be paid by quarterly payments over approximately nine years, commencing January 1, 2000.

Following completion of the sale, the Company ceased the manufacture of adult incontinent products and the sale of the Division is not expected to materially affect the operations of the Company's other operating units, as each is autonomous and separately managed. The Company is precluded from re-entering the adult incontinent products business for a period of five years following the sale.

The Division supplies airlaid non-woven fabric and incontinent products to IFC which are subject to a three-year supply agreement from completion of the sale. IFC will supply PaperPak with Quickable(TM) absorbent washcloths at an agreed upon price, which will be renegotiated every twelve months, and at a predetermined volume.

SIGNIFICANT FACTORS AND KNOWN TRENDS

The Company has completed an in-depth review of its Canadian sanitation business in order to significantly improve the efficiency and effectiveness of its operations. As a consequence, it is anticipated that a restructuring charge estimated at $510,000 after tax will be incurred in the fourth quarter of 1999, which is expected to yield annual cost reductions of approximately $680,000 after tax.

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

After the investigation is completed, the DEP could require clean-up or remediation of the contamination on site. However, present technology is such that no remedial action plan could bring the site in conformity with the present DEP regulations, regardless of the funds spent.

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

In order to properly address the Year 2000 Issue, the Company has appointed the Vice President, Information Technology of Wood Wyant as Year 2000 Project Director to direct a project team for the implementation of a Year 2000 Plan. The project team has conducted Year 2000 readiness assessment audits at all of the Company's facilities, encompassing all equipment and processes deemed important to the facility's operation.

Wood Wyant has installed new applications software for which it has obtained written confirmation from the vendor that it is Year 2000 compliant. This software became operational in the first quarter of 1999. The software at IFC was replaced on November 1, 1999 by hardware and applications software which is also Year 2000 compliant. As an additional precaution, the Company's critical business functions are being tested to ensure Year 2000 compliance under normal business conditions.

------------------

The total cost of purchasing and installing the new Wood Wyant software amounted to $2,342,020 (Cdn. $3,436,680), and is being financed primarily through a five-year term loan with the Bank of Nova Scotia. The cost to replace computer hardware and applications software at IFC is estimated to be $75,000.

The Company has received confirmation of suppliers' readiness from almost all business-critical suppliers and expects to complete this process by November 30, 1999.

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

In addition, the Company purchases goods and services from third party vendors that may not be Year 2000 compliant. While the Company has obtained confirmation of critical vendors' state of readiness, their failure to operate properly with regard to Year 2000 requirements could require the Company to incur material expenses to rectify the impact on the Company of such failure. However, all of the Company's raw materials are widely available and the Company is not dependent on any one supplier or group of suppliers.

The Company does not know the state of preparedness for Year 2000 issues of all of its customers. However, no single customer exceeds 3% of consolidated sales and therefore the risk the Company faces is broad based if many customers are unable to use information systems necessary to place orders for Company products.

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

Although the Company has not developed a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness, the Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated.

The Company plans to achieve Year 2000 compliance by the end of November 1999.

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

a)   Not applicable

b)   Reports on Form 8-K
     No current reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                               WYANT CORPORATION

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Wyant Corporation
                               (Registrant)


Date: November 11, 1999        SIGNATURE: /s/ Marc D'Amour
      -----------------                   ----------------------
                                          Marc D'Amour
                                          Vice President,
                                          Chief Financial Officer
                                          and Treasurer
                                          (For the registrant and as
                                          Principal Financial Officer)