Form 10-K
period 1999-12-31
WYANT CORP
filed 2000-03-29
CIK 48569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           _________________________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________  to _______________

                         Commission file number: 0-8410

                               WYANT CORPORATION
             (Exact name of registrant as specified in its charter)

             New York                                  11-2236837
 -------------------------------          ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


      1170 U.S. Highway 22 East, Suite 203, Bridgewater, New Jersey  08807
   --------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code   514-636-9926
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

                Title of Each Class
-----------------------------------------------------
       Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X                No
    ------------              ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 27, 2000, was $1,885,538.

As of March 27, 2000, there were 2,270,617 shares of common stock of the registrant outstanding.

          DOCUMENTS INCORPORATED BY REFERENCE

          1.   The Exhibits identified in Item 14 (a) 3.

          2.   The 1999 Proxy Statement identified in Items 10, 11, 12 and 13

                               TABLE OF CONTENTS

                ITEM                                                                                   PAGE
                ----                                                                                   ----

PART I.

                1.  Business........................................................................     1

                2.  Properties......................................................................     5

                3.  Legal Proceedings...............................................................     6

                4.  Submission of Matters to a Vote of Security Holders.............................     6



PART II.

                5.  Market for Registrant's Common Equity and Related Stockholder Matters...........     7

                6.  Selected Financial Data.........................................................     8

                7.  Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.....................................................................      9

                7A. Quantitative and Qualitative Disclosures about Market Risk......................    18

                8.  Financial Statements and Supplementary Data.....................................    18

                9.  Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure........................................................    18



PART III.

                10.  Directors and Executive Officers of the Registrant.............................    19

                11.  Executive Compensation.........................................................    19

                12.  Security Ownership of Certain Beneficial Owners and Wyant Management...........    19

                13.  Certain Relationships and Related Transactions.................................    19



PART IV.

                14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................    19


                                     PART 1

ITEM 1.   BUSINESS

A.        GENERAL

          Wyant Corporation, a New York corporation incorporated in 1971 (hereinafter "Wyant"), has two wholly-owned subsidiaries, Wood Wyant Inc. (formerly 3290441 Canada Inc.), a Canadian corporation ("Wood Wyant") and IFC Disposables, Inc., a Tennessee corporation ("IFC"). IFC manufactures and distributes disposable wipers and sanitary paper products and systems. Wood Wyant manufactures and distributes sanitation products and systems to commercial and institutional markets in Canada. (The "Company" is used herein to make general references, without distinction among Wyant, IFC and Wood Wyant).

          WOOD WYANT

          Wood Wyant is a manufacturer and national distributor, in Canada, of a broad range of industrial and institutional sanitation products, including paper hand towels, bathroom tissue, related sanitary paper products, janitorial chemicals, waste receptacles and cleaning equipment and systems. Wood Wyant is one of two national distributors of a full line of sanitary paper products, janitorial chemicals and equipment, and sanitation supplies to institutional markets in Canada and is the only distributor focused solely on janitorial and sanitation supply products. Wood Wyant, headquartered in Montreal, employs approximately 410 people and operates a paper converting plant and a chemical manufacturing facility in Ontario. Wood Wyant services some 20,000 customers through a direct sales organization supported by customer service centers located across Canada.

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

          IFC

          IFC's operations are conducted at a newly established location in Brownsville, Tennessee. IFC's manufacturing operations include the conversion of various materials into wiping products. Specialized machinery cuts, folds or winds various materials into finished products which are packaged and placed into shipping containers. IFC's products are sold to some 575 distributors and brokers located in 48 states by a direct sales organization and independent brokers supported by customer service located at the Brownsville facility.

B.        INDUSTRY SEGMENTS

          The Company operates in two industry segments. The assets, revenues and income before taxes of the two continuing segments are shown in the "Notes to Consolidated Financial Statements" (Part IV, Item 14).

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

          SERVICE AND LOGISTICS

          Wood Wyant operates thirteen full service customer service centers located strategically across Canada in Dartmouth (Halifax), Lachine (Montreal), Hull (Ottawa), Pickering (Toronto), Sudbury, Sault Ste-Marie, Thunder Bay, Winnipeg, Edmonton, Castlegar, Kelowna and Vancouver (2). Responsibility for logistics is centralized to provide greater control over essential operations of the business in the areas of forecasting, production planning, inventory control and management and purchasing. Service level standards are established and performance is monitored on a continuous basis. Wood Wyant maintains a policy of next day delivery of all core stocking products from its major service centers. Such deliveries are made via courier companies, transportation companies, local cartage or company - operated vehicles in selected locations. As a result of these service levels and short lead times for replenishment, there are no material backlogs.

          Wood Wyant's principal customer channels are in the health care and education (including schools, universities and colleges) segments, but also include industrial entities and distributors. Most of its customers are located in Canada, with customers in the United States accounting for less than 8% of sales, including sales to IFC. Wood Wyant has no single customer that accounts for more than 3% of its sales, except for IFC, which accounts for 6.3% of its sales.

          IFC

          IFC's products are sold by 7 salaried sales personnel and by several independent sales organizations that are paid on a commission basis.

          IFC sales are comprised of wiping products (70%) and sanitary paper products (30%). All wiper products sold by IFC are manufactured in its Brownsville, Tennessee facility. All of IFC's sanitary paper products and systems are supplied by Wood Wyant with IFC acting as Wood Wyant's master distributor in the continental United States market.

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

          IFC

          IFC competes with major paper mills and smaller converters of towel, tissue and disposable wiping products. The major mill category of competition includes such companies as Kimberly Clark, Fort James and Georgia Pacific. The smaller converters are multiple in number and are more regional in their market approach.

          In order to compete successfully, IFC must supply its customers with quality products at competitive prices. Customer service and sales support programs are necessary to insure that IFC is regarded as a valuable partner by its customers.

F.        EMPLOYEES/UNION CONTRACTS

          WOOD WYANT

          Wood Wyant currently has approximately 410 employees, including approximately 300 salaried employees and 110 hourly employees. Wood Wyant's hourly workers are covered under four separate collective bargaining agreements, the largest of which covers approximately 80 workers at Wood Wyant's Pickering plant. On January 30, 2000, Wood Wyant reached agreement with the Pickering plant unionized employees for a new collective bargaining agreement which expires on October 25, 2002. Wood Wyant has never had a work stoppage in its history, nor has it had any other material labor problems.

          IFC

          IFC employs 65 personnel at its facility in Brownsville, Tennessee. Employees are not unionized.

G.        PATENTS AND TRADEMARKS

          The Company is the owner of 35 patents and 152 trademarks.

          All of the patents apply to the Sanitation Products segment and relate to dispensers used with the Company's paper and chemicals products. The Company is not able to assess any economic advantage particularly attributable to any of the above patents.

          The trademarks relate primarily to the Sanitation Products segment
(131) while the remainder (21) apply to the Wiping Products segment. These trademarks are used to protect the identification of individual products, but the Company is unable to assess any economic advantage particularly attributable to any of them. Moreover, there is no assurance that trademark rights are enforceable as a mere consequence of trademark registration.

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

          Nevertheless, the Company has fully cooperated with the DEP and has presently been directed by the DEP to delineate the ground water contaminant plume, which may result in establishing that the contamination is a regional problem rather than one specific to the former site that the Company leased. Upon final determination of the contaminant plume, the Company will petition the DEP for a classification exception area where the remedial action will be natural attenuation.

          After the investigation is completed, the DEP could require clean-up or remediation of the contamination on site, the cost of which could potentially reach $200,000. However, present technology is such that no remedial action plan could bring the site in conformity with the present DEP regulations, regardless of the funds spent.

          The Company is unaware of any other environmental or similar matters that would have a material effect on the capital expenditures, earnings or competitive position of the Company.

ITEM 2.   PROPERTIES

          WOOD WYANT

          Wood Wyant's manufacturing operations include the conversion of base paper and the manufacturing of janitorial chemicals. Base paper is converted into paper hand towels and bathroom tissue at a plant owned by Wood Wyant in Pickering (Toronto), Ontario. Specialized machinery in this plant cuts, folds or winds the paper into finished products that are packaged and placed in shipping containers. The Pickering plant occupies approximately 149,500 square feet. For the year ended December 31, 1999, production at Pickering totalled approximately 2,190,000 cases, which represents approximately 80% of capacity.

          Wood Wyant develops and blends janitorial chemicals from raw materials produced by major base chemical suppliers. The chemicals are blended in large tanks and packed into shipping containers for sale by the Wood Wyant distribution network. Wood Wyant operates a chemical plant which is located in rented facilities in Scarborough (Toronto), Ontario. For the year ended December 31, 1999, total production at this plant reached approximately 2,762,000 liters (approximately 50% of capacity).

          Wood Wyant's distribution operations are conducted primarily through leased facilities throughout Canada, thereby providing flexibility in meeting market requirements and eliminating the need to make capital expenditures for real estate. The location of the leased facilities, including square footage and lease expiration dates, are as follows:

                                                                         AREA IN                YEAR OF
                                                                       SQUARE FEET            EXPIRATION
                                                                       -----------            ----------

MANUFACTURING
-------------

Pickering (Toronto), Ontario (1)...............................           78,200                  --
Scarborough (Toronto), Ontario.................................           22,700                 2001

DISTRIBUTION
------------
Dartmouth (Halifax), Nova Scotia...............................           14,600                 2003
Lachine (Montreal), Quebec.....................................           29,300                 2004
Pickering (Toronto), Ontario (1)...............................           71,300                  --
Sudbury, Ontario...............................................           12,000                 2003
Sault Ste-Marie, Ontario.......................................            8,100                 2003
Thunder Bay, Ontario...........................................            4,200                 2003
Winnipeg, Manitoba.............................................           12,000                 2001
Edmonton, Alberta..............................................           14,000                 2000
Coquitlam (Vancouver), B.C.....................................           25,000                 2000
Vancouver, B.C.................................................            8,000                 2000


(1)  Wood Wyant owns this 149,500 sq. ft. facility.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Common Stock is traded on The Nasdaq SmallCap Market under the symbol "WYNT".

          On May 21, 1998, the Company effected a four-for-three stock split of the Common Stock (the "Stock Split") in the form of a stock dividend to holders of record on April 28, 1998. The following table sets forth the quarterly high and low prices per share for the Common Stock for the periods indicated, as reported by the Nasdaq SmallCap Market System or by the Nasdaq National Market System. The prices for the period prior to May 21, 1998 have been retroactively adjusted to reflect the Stock Split. These prices represent prices by dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                               HIGH                   LOW
                               ----                  -----


1998
1st Quarter                    7.406                 4.594
2nd Quarter                    6.750                 5.188
3rd Quarter                    5.750                 3.250
4th Quarter                    4.500                 3.250

1999
1st Quarter                    4.313                 2.250
2nd Quarter                    3.250                 2.375
3rd Quarter                    3.625                 1.750
4th Quarter                    2.625                 1.000



          As of March 24, 2000, there were 2,270,617 shares of Common Stock outstanding and approximately 700 record holders of Common Stock.

          Wyant has never paid a cash dividend on the Common Stock and does not anticipate paying any cash dividends in the foreseeable future. Wyant's ability to pay dividends is subject to Wyant's income, receipt of cash flow from subsidiaries in the form of dividends or similar distributions, financial condition, capital needs and restrictions contained in various credit agreements.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                              YEAR ENDED DECEMBER 31
                                              --------------------------------------------------------------------------------------
                                                   1999              1998              1997               1996              1995
                                                   ----              ----              ----               ----              ----
                                                                          (In thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:
Sales.......................................       $78,851           $67,124           $63,560            $62,591           $60,539
Cost of sales...............................        51,862            43,218            39,691             38,152            37,035
                                                   -------           -------           -------            -------           -------

Gross profit................................        26,989            23,906            23,869             24,439            23,504
Selling, general and administration
  expenses..................................        25,106            21,358            21,125             21,325            20,814
Amortization................................           754               508               429                505               584
Non-recurring items.........................            --                --                --                550             1,808
Interest expense............................         1,040             1,158               745                511               742
Other (income) expense......................          (264)             (244)             (230)              (185)              191
Restructuring expense.......................         1,085                --                --                 --                --
                                                   -------           -------           -------            -------           -------
                                                    27,721            22,780            22,069             22,706            24,139
Income (loss) from continuing
  operations before income taxes
  and extraordinary gain....................          (732)            1,126             1,800              1,733              (635)
Income tax expense (benefit)................          (189)              572               801                796              (460)
                                                   -------           -------           -------            -------           -------
Income (loss) from continuing operations
  before extraordinary gain.................          (543)              554               999                937              (175)
Income (loss) from discontinued
  operations, net of income taxes...........            --             1,021              (581)              (793)              269
Gain on disposal of Wyant Health Care
  (net of tax)..............................           722                --                --                 --                --
                                                   -------           -------           -------            -------           -------
Income before extraordinary gain............           179             1,575               418                144                94
Extraordinary gain, net of income taxes.....            --                --                92                 --                --
                                                   -------           -------          --------            -------           -------
Net income..................................           179             1,575               510                144                94
Dividends and accretion of mandatorily
   redeemable preferred shares..............           373               360               191                 --                --
                                                   -------           -------          --------            -------           -------
Net income (loss) attributable to
  common shares.............................         $(194)           $1,215             $ 319              $ 144             $  94
                                                   =======           =======           =======            =======          ========
Per common share
Basic
  Income (loss) from continuing operations
    before extraordinary gain...............       $ (0.25)           $ 0.06           $  0.22            $  0.26           $ (0.05)
  Discontinued operations...................       $  0.20            $ 0.28           $ (0.16)           $ (0.22)          $  0.08
  Net income (loss).........................       $ (0.05)           $ 0.34           $  0.09            $  0.04           $  0.03
Diluted
  Income (loss) from continuing operations
    before extraordinary gain...............       $ (0.25)           $ 0.06           $  0.22            $  0.26           $ (0.05)
  Discontinued operations...................       $  0.20            $ 0.27           $ (0.16)           $ (0.22)          $  0.08
  Net income (loss).........................       $ (0.05)           $ 0.33           $  0.09            $  0.04           $  0.03
Weighted average number of common
  shares outstanding.....................        3,606,326         3,606,247         3,597,125          3,589,884         3,589,884

                                                                                AT DECEMBER 31
                                                ------------------------------------------------------------------------------------
                                                   1999              1998              1997               1996              1995
                                                   ----              ----              ----               ----              ----
                                                                                                                          Unaudited
BALANCE SHEET DATA:
Working capital of continuing operations....        $7,553            $1,822             $  82             $3,217            $8,410
Total assets................................        41,248            42,540            37,156             37,593            38,441
Long-term obligations (excluding
  current maturities).......................         2,391             3,888             1,998              6,259             5,945
Redeemable preferred shares.................         6,028             5,990             4,930              2,268             2,268
Cash Dividends declared per common share....            --                --                --                 --                --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes. (See Item 14).

          The following information and the information included under "Business" includes forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934) that involve a number of risks and uncertainties that may influence the financial performance and earnings of the Company, and may cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, factors such as the ability of the Company to successfully integrate the business and personnel of various acquired businesses into its operations, the ability to implement its business strategy following consummation of the sale of the Wyant Health Care Division, the ability to maintain existing customer relationships and to secure new customers on satisfactory terms, whether by contract or otherwise, unforeseen price pressure on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements, the ability to obtain any necessary financing on reasonably satisfactory terms, the effect of exchange rate fluctuations and the effect of competitive, capital market and general economic conditions. Such forward-looking statements, which reflect the Company's current views with respect to certain future events and financial performance, should be considered in light of such factors.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

          SALES: Sales of continuing operations for the year ended December 31, 1999 increased by $11,726,953 or 17.5% to $78,851,090 from the total of
$67,124,137 in the year ended December 31, 1998, after eliminating inter-segment sales of $4,408,631 in 1999 and $4,083,590 in 1998.

          Sales of the sanitation products segment were $64,032,382 in 1999, an increase of $9,541,482 or 17.5% over the 1998 sales of $54,490,900. This increase resulted primarily from the full year impact of sales generated from the businesses acquired in the second quarter of 1998, from sales of a business acquired in mid-1999 and from an increase of $3,931,537 in direct sales of paper products from the Company's paper converting operation.

          Sales of the wiping products segment increased by $2,510,512 or 15.0% to $19,227,339 in 1999, from $16,716,827 in 1998. The increase resulted primarily from higher sales of wipers.

          COST OF SALES AND GROSS PROFIT: Gross profit of the sanitation products segment for 1999 was $23,670,390 or 37.0% of sales, compared with $21,041,150 or 38.6% of sales in 1998. The lower margin primarily resulted from continued heavy competition in the tissue paper market and the increase in direct sales of paper products from the Company's paper converting operation, which generate relatively lower margins.

          Gross profit of the wiping products segment for 1999 amounted to $3,318,625 or 17.3% of sales, compared with $2,864,521 or 17.1% of sales in 1998. This increase was primarily due to improved margins for paper products.

          SELLING EXPENSES: Selling expenses for 1999 at $15,658,221 reflected an increase of $2,999,383 or 23.7% over the 1998 selling expenses of $12,658,838. In the sanitation products segment, expenses in 1999 at $13,129,929 were $2,690,983 or 25.8% higher than the 1998 expenses of $10,438,946. The increased expenses resulted primarily from the added expenses of the businesses acquired in the second quarter of 1998 and 1999, together with a higher level of outward freight costs resulting from the increased sales volume and to challenges associated with the implementation of new information systems. In the wiping products segment, selling expenses amounted to $2,528,292 in 1999, an increase of $308,400 or 13.9% over the 1998 total of $2,219,892. The increase in sales volumes resulted in higher outward freight costs, which increased by $252,560 or 25.5% to $1,243,161, and sales commissions paid to brokers, which increased by $50,599 or 27.5%.

          GENERAL AND ADMINISTRATION EXPENSES: General and administration expenses for 1999 were $9,448,267, an increase of $748,732 or 8.6% over the 1998 amount of $8,699,535. Expenses of the sanitation products segment for 1999 were $8,550,263, an increase of $738,664 or 9.6% over the 1998 level of $7,811,599.
The increase was due primarily to the full year impact of the businesses acquired in the second quarter of 1998. Expenses of the wiping products segment at $480,219 were $92,717 or 16.2% lower than the 1998 level of $572,936. The reduction was primarily due to improved accounts receivable collection in 1999 compared to 1998, when a $50,000 increase to the allowance for doubtful accounts was required due to slower collection experience.

          Corporate charges in 1999 were $417,785, an increase of $102,785 over the 1998 amount of $315,000. The increase was primarily due to higher professional fees.

          AMORTIZATION: Amortization amounted to $754,082 in 1999, an increase of $246,542 over the 1998 level of $507,540, due primarily to the amortization of Wood Wyant's new information systems software and hardware ($118,964) and the full-year impact of amortization from the businesses acquired in 1998 and from goodwill resulting from the purchase of those businesses.

          RESTRUCTURING CHARGE: A charge of $1,085,036 was incurred in 1999 relating to the restructuring of Wood Wyant's operations. The amount was composed entirely of severance costs related to 38 terminated employees and arose primarily as a result of the integration of businesses acquired in 1998. Of the total charge, $975,521 was unpaid at December 31, 1999. This amount will be paid in 2000 from operating cash flows or existing credit facilities. It is estimated that this restructuring will yield selling, general and administration expense reductions in the year 2000 of $1,066,000.

          INTEREST EXPENSE: Interest expense in 1999 totalled $1,039,643, a reduction of $118,606 from the 1998 level of $1,158,249. The reduction resulted from lower interest costs in the United States ($345,100), due to the repayment of the loan from Congress Financial Corporation from the proceeds of the sale of the Company's health care operations on July 21, 1999. This was partially offset by an increase of $226,494 in interest expense in Canada resulting from the borrowings required to finance the businesses acquired in 1998 and 1999.

          OTHER INCOME: Other income amounted to $263,842 in 1999, compared with $244,067 in 1998.

          INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY GAIN: A loss from continuing operations before income taxes and extraordinary gain of $732,392 was incurred in 1999, compared with income of $1,125,576 in 1998. The sanitation products segment was $2,396,134 lower than in 1998, while the wiping products segment improved by $219,130. Corporate expenses were $319,036 lower than in 1998. Results of the sanitation products segment for 1999 include the restructuring charge of $1,085,036.

          INCOME TAXES: Income taxes in 1999 on continuing operations provided a tax recovery of $189,455, compared with tax expense of $572,000 in 1998, reflecting the pre-tax loss incurred in 1999.

          DISCONTINUED OPERATIONS: An after-tax gain of $722,106 or $0.20 per common share was realized from the sale of the Company's health care operations on July 21, 1999. The gain included after-tax income from operations of $1,155,321 from January 1, 1999 to the date of sale, together with an after-tax loss on the sale of $433,215. The income from operations was included in determining the gain on sale, since it was earned subsequent to the measurement date of December 17, 1998. The loss on the sale was after providing for a pension withdrawal liability of $1,628,620 arising on the sale of the business, since under the terms of the transaction the purchaser did not assume this liability. In 1998, the operations generated after-tax income of $1,021,602 or $0.28 per common share.

          NET INCOME: Net income for 1999 amounted to $179,169, a reduction of $1,396,009 from the 1998 net income of $1,575,178. After deducting dividends and accretion relating to the mandatorily redeemable preferred shares, a net loss of $0.05 per common share was incurred in 1999, compared with earnings of $0.34 per common share in 1998.

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

          CANADIAN OPERATIONS

          Cash generated during 1999 amounted to $1,578,137. Cash generated from operating activities amounted to $712,220, net of a working capital increase of $274,078. The higher working capital resulted from an increase in accounts receivable ($816,548) and a decrease in income taxes payable ($560,950), partially offset by decreases in inventories ($463,882) and prepaid expenses ($102,769), together with an increase in accounts payable of $445,740. The higher receivables and payables reflected primarily the increased business activity, while the reduced income taxes payable resulted from the lower level of earnings. The lower level of inventories was due to centralization of inventories from a national distribution center in Toronto and rationalization of product lines. Capital expenditures in 1999 totalled $2,823,593 and were primarily for the purchase of new business applications software and related hardware ($2,309,029). This purchase was financed for the most part by a five-year term bank loan of Cdn $2,500,000 ($1,654,205). On June 30, 1999 an amount of $1,146,684 was utilized for the purchase of a sanitation products distribution business. Repayments of long-term debt during 1999 totalled $1,375,789, while $513,204 of the outstanding Class A Preferred shares were redeemed in January 1999 and dividends totalling $169,486 were paid during the year on the Class A and Class B Preferred shares. During 1999, Wyant Corporation invested $4,500,000 in additional common shares of Wood Wyant Inc. These funds were utilized to finance the purchase of the business referred to above and to reduce the outstanding balance of the Company's collateralized revolving line of credit.

          On March 10, 1999 the collateralized revolving line of credit was increased from Cdn $7,500,000 to Cdn $9,500,000 ($6,582,138) and on June 29,
1999 it was temporarily increased to Cdn $10,500,000 ($7,274,995) until July 31, 1999, when it reverted to the Cdn $7,500,000 ($5,196,425) level. These increases were required to meet increased working capital requirements, including those of the newly- acquired business. A bridge loan of Cdn $850,000 ($588,928) was also obtained on June 29, 1999 to assist in financing the purchase of the sanitation products distribution business. This loan was repaid in full on July 29, 1999.

          On February 22, 2000, the Company restructured its financing by increasing the collateralized revolving line of credit by Cdn $2,500,000 to Cdn $10,000,000 ($6,928,566) and utilizing this line of credit to repay, on March 8, 2000, the outstanding balance of Cdn $3,321,211 ($2,301,123) on two term loans which had been obtained in the second quarter of 1998 to finance business acquisitions.

          Consequently, the outstanding balance at December 31, 1999 of $2,411,093 on these loans has been classified on the balance sheet as a current liability. The unused availability at December 31, 1999 from the collateralized revolving line of credit was approximately $1,197,000. In addition, approximately $604,000 was available to finance future capital expenditures under a revolving credit facility of $2,078,570 (Cdn $3,000,000). The terms of this facility were also renegotiated on February 22, 2000, with the maturity date changing from September 30, 2000 to September 30, 2001 and the maximum availability changing to Cdn $2,000,000 ($1,385,713). The determination of the current portion of long-term debt on the balance sheet at December 31, 1999 reflects this change.

          All borrowings of the Canadian Operations are with the Bank of Nova Scotia. Long-term debt outstanding at December 31, 1999 amounted to $5,573,461, including $3,182,286 due within one year. All of the loans were at the commercial prime rate in Canada (6.25% at December 31, 1999) plus 0.75%. The collateralized revolving line of credit bears interest at the prime rate in Canada. Under the terms of the loan agreements, covenants exist which require Wood Wyant to meet certain ratios relating to debt to tangible net worth, current assets to current liabilities and cash flow to debt service, as well as maintaining a minimum level of tangible net worth. Also, borrowings under the revolving credit facility must not exceed a given proportion of accounts receivable. The Company was in compliance with all of the covenants at December 31, 1999.

          The Company has no commitments for material capital expenditures and has no plans for major capital expenditures for existing businesses during the next five years. Payments on long-term debt obligations existing at December 31, 1999 average less than $1,100,000 over the next five years with a maximum of $3,182,286 in 2000, due primarily to the repayment in March 2000 of the two term loans with balances totalling $2,411,093 at December 31, 1999. Amounts required to redeem Class A and Class B Preferred shares approximate $550,000 per annum during that period. Holders of the Class F Preferred shares have an option to redeem those shares which may be exercised between July 1 and July 31, 2000. Exercise of the option would require an additional annual amount of approximately $440,000 for five years commencing in 2000.

          Management believes that operating cash flows from the continuing business and amounts available under existing credit facilities will be sufficient to meet ongoing operating cash requirements and amounts required for capital asset additions, as well as meet the cash requirements for debt and Preferred shares redemptions discussed above.

          U.S. OPERATIONS

          Cash of $1,398,026 was utilized by continuing operations in the United States during 1999. Working capital generated $333,294 of cash, primarily due to increases in income taxes payable ($1,590,468) and accounts payable ($556,037), which were largely offset by increased accounts receivable ($1,210,226) and inventories ($709,204). The higher income tax liability was due primarily to the deferred deductibility for tax purposes of the pension withdrawal liability of $1,628,620 incurred as a result of the sale of the Company's health care operations. The higher level of inventories occurred at IFC, while the increased receivables were in part the result of increased business activity at IFC, as well as corporate receivables. Capital expenditures of continuing operations amounted to $459,600 in 1999.

          The balance of the committed revolving credit facility with Congress Financial Corporation amounting to $6,033,789 was repaid on July 21, 1999 from the proceeds of sale of the health care operations. In addition, $4,500,000 was utilized to increase the Company's investment in its Canadian subsidiary, Wood Wyant Inc. during 1999.

          On July 16, 1999 IFC Disposables, Inc. obtained a secured revolving line of credit of $1,000,000 with Union Planters Bank, National Association bearing interest at bank prime plus 1% (prime at December 31, 1999 was 8.25%). The line of credit, which is guaranteed by Wyant Corporation expires on July 16, 2002 and is available to finance working capital. Unused availability at December 31, 1999 amounted to $1,000,000. Maximum borrowing under the facility is determined by advance formulas applicable to the book value of accounts receivable and inventories of IFC.

          Management believes that future operating cash flows, cash on hand and the unused balance available under the credit facility will be sufficient to enable the Company to meet its ongoing operating cash flow requirements and to finance capital asset additions.

          DISCONTINUED OPERATIONS

          On July 21, 1999 the Company completed the sale of its Wyant Health Care Division for total cash proceeds after adjustments of $12,193,000, including $581,000 which is to be held in escrow for 24 months from the date of sale. The balance of $6,033,789 outstanding on that date under the secured line of credit with Congress Financial Corporation was repaid from the proceeds.
A part of the proceeds will be utilized to pay income taxes generated by the transaction. The pension withdrawal liability of $1,628,620 arising on the sale is being paid by quarterly instalments including interest of $62,687, commencing January 1, 2000 and terminating with a final payment of $55,983 on July 1, 2008.

          The Company invested $4,500,000 into Wood Wyant which was utilized to temporarily reduce the level of short-term debt in Canada and to assist in financing the acquisition of a business in mid-1999. The Company continues to evaluate possible acquisitions of assets or businesses in North America that are consistent with its overall strategy of growing as a North American janitorial and sanitation products manufacturer and distributor. Currently, there are no significant acquisitions of assets or businesses that would be considered probable. To the extent that it acquires any such assets or businesses, whether related to its overall strategy or otherwise, there can be no assurance that such acquisitions will be successfully integrated with its operations or that such acquisitions will ultimately be profitable for the Company.

          Following completion of the sale, the Company ceased the manufacture of adult incontinent products. The sale of the Division has not materially affected the operations of the Company's other operating units as each is autonomous and separately managed. The Company is precluded from re-entering the adult incontinent products business for a period of five years following the sale.

          The Division supplies airlaid non-woven fabric and incontinent products to IFC under a three-year supply agreement. IFC is supplying PaperPak with Quickable(TM) absorbent washcloths at an agreed upon price, which will be renegotiated every twelve months, and at a volume which will be predetermined.

GOODWILL

          Goodwill amounted to $4,364,621 at December 31, 1999 and is comprised entirely of goodwill arising on the purchase of businesses between April 30, 1998 and June 30, 1999.

          The goodwill is being amortized over a 40-year life, subject to periodic tests for impairment. This amortization period reflects the period in which benefits are expected to be derived from the acquired businesses. Each of the acquired businesses operates in Wood Wyant's core sanitation products business, in which Wood Wyant and its predecessor companies have operated successfully since 1923. The sanitation products industry is well established, substantial in size and growing moderately. Furthermore, there are significant barriers to entry into the industry, which has strong supplier-customer relationships that in many cases have been developed over a period of years.

          The acquired businesses are themselves long-established, strong regional businesses operating in market areas where, in some cases, Wood Wyant did not have a major presence and which therefore complemented its existing customer base. Although the industry is accessible from a small business start-up standpoint, it is nevertheless one in which rapid growth is very difficult for the larger participants, as customers are for the most part relatively small in terms of purchases and spread out geographically, making the acquisition of new customers a slow and potentially expensive process. Consequently, the purchase of existing businesses has been the preferred method of achieving long-term growth.

          Furthermore, the type of products sold are unlikely to experience rapid technological change, making the resulting business risk small.

          In addition to adding approximately 30% to Wood Wyant's prior level of sales, the acquired businesses also provide new markets for Wood Wyant's manufactured paper and chemicals products and other potential synergies.

          All of the above factors indicate that the benefits to be derived from the acquisitions will be long-term or permanent in nature, making the use of a 40-year life for amortization of the goodwill reasonable.

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

          As a result, Wood Wyant installed new applications software which is Year 2000 compliant. This software became operational during the first quarter of 1999. During the fourth quarter of 1999, IFC installed new hardware and applications software which are Year 2000 compliant.

          The total cost of purchasing and installing the new applications softwares at Wood Wyant and IFC was $2,382,600, and was financed through existing credit facilities and cash flow from operations.

          During the rollover to 2000, neither we, nor any of our major customers or suppliers experienced service interruptions due to computer hardware, software or embedded chips that adversely affected our business. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. However, there can be no assurance that Year 2000 errors or defects will not be discovered in the Company's software systems and, if errors or defects are discovered, there is no assurance that this would not result in a material financial risk to the Company.

          SIGNIFICANT FACTORS AND KNOWN TRENDS

          PENSION PLAN

          Certain employees of the Wyant Health Care Division were members of a multi-employer defined benefit Pension Plan (the "Plan" or "Pension Plan"). The Company was informed by the Pension Plan administrators that the Plan had failed to meet minimum legal funding requirements and that the Company's pro-rata share of the minimum funding deficiency was $370,000. The Plan has applied to the IRS for a waiver from the minimum funding requirements and awaits a response. If the waiver is obtained, the employers contributing to the Plan would be required to fund and charge to earnings the funding deficiency, and corresponding interest charges, over a 15 year period. If the waiver is not obtained, an excise tax may be imposed on the Plan and such excise tax could be as much as 100% of the funding deficiency.

          As a result of the sale of the Division, the Company incurred a withdrawal liability and has recorded a provision in the amount of $1,996,620 for all known and quantifiable liabilities arising at the time of the sale of the Division.

          If the remaining members were to withdraw from the Plan, a mass withdrawal liability could be triggered which could result in an additional liability to the Company in excess of $700,000 if such a mass withdrawal were to occur within three years of the Company withdrawing from the Pension Plan. The actual amount of any such withdrawal liability can only be determined at the time of any such mass withdrawal.

          ENVIRONMENTAL

          The Company has been participating with the New Jersey Department of Environmental Protection ("DEP") in the investigation and potential clean-up of the Company's former site of operation located at 5 and 6 Easy Street, Bridgewater, New Jersey. As a tenant, the Company is potentially responsible to the DEP for environmental contamination based solely upon it having been a tenant at the site where there is contamination. Similarly, the Company is potentially jointly and severally liable with the landlord for both the investigation and clean-up costs. To date, the investigation has established that, in addition to on-site contamination, some of the contamination on the site is or has come from off-site. The Company disputes it caused any such contamination and maintains that on-site contamination was a result of prior tenants' acts.

          Nevertheless, the Company has fully cooperated with the DEP and has presently been directed by the DEP to delineate the ground water contaminant plume, which may result in establishing that the contamination is a regional problem rather than one specific to the former site that the Company leased. Upon final determination of the contaminant plume, the Company will petition the DEP for a classification exception area where the remedial action will be natural attenuation.

          After the investigation is completed, the DEP could require clean-up or remediation of the contamination on site, the cost of which could potentially reach $200,000. However, present technology is such that no remedial action plan could bring the site in conformity with the present DEP regulations, regardless of the funds spent.

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

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information as required for this Item 10 is incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders (the "1999 Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

          Information as required in respect of this Item 11 is incorporated by reference to the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND WYANT MANAGEMENT

          Information as required in respect of this Item 12 is incorporated by reference to the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information as required in respect of this Item 13 is incorporated by reference to the 1999 Proxy Statement.


                                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) 1.    The following Financial Statements are included in Item 8.

          Reports of Independent Auditors                                                    F-1

          Consolidated Balance Sheet as at  December 31, 1999 and 1998                       F-2

          Consolidated Statement of Operations for the years ended December 31, 1999,
          1998 and 1997                                                                      F-3

          Consolidated Statement of  Stockholders' Equity for the
          years ended December 31, 1999, 1998 and  1997                                      F-4

          Consolidated Statement of Cash Flows for the years ended December 31, 1999,
          1998 and 1997                                                                      F-6

          Notes to Consolidated Financial Statements                                         F-8

    2.    Financial Statement Schedules.

          Schedule II - Valuation and Qualifying Accounts.                                  F-31


          All other schedules are omitted because they are not applicable or not required, or the applicable information is shown in the Consolidated
          Financial Statements or in notes thereto.

    3.    Exhibits

          The following exhibits have been previously filed or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

EXHIBIT NO.                                   DESCRIPTION OF EXHIBIT
-----------                                   ----------------------
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

                                       20

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

    10.10     Letter of Agreement dated August 14, 1997 between
              Wyant Corporation and Robert E. Briggs (previously filed).

    10.11     Indemnification Agreement dated March 11, 1999 between
              Wyant Corporation and James A. Wyant (previously filed).

    21.1      Subsidiaries (previously filed).


(b)       Reports on Form 8-K

          No current reports on Form 8-K have been filed during the quarter ended December 31, 1999.

          Shareholders may obtain a copy of any exhibit not filed herewith by writing to Wyant Corporation, 1170 U.S. Highway 22 East, Suite 203, Bridgewater,
New Jersey, 08807.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WYANT CORPORATION

                                     By:  /s/ D.C. MacMartin
                                          --------------------------------------
                                          D.C. MacMartin
                                          Chairman of the Board,
                                          President and Chief Executive Officer,
                                          (Principal Executive Officer)

                                   Date:  March 28, 2000

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


Signature                                           Title                                        Date
---------                                           -----                                        ----

/s/ D.C. MacMartin                                  Chairman of the Board,                       March 28, 2000
----------------------------------                  President and Chief Executive Officer
D.C. MacMartin                                      (Principal Executive Officer)


/s/ J.A. Wyant                                      Vice-Chairman of the Board and               March 28, 2000
---------------------------------------------       Corporate Secretary
J.A. Wyant


/s/ M. A. D'Amour                                   Vice President,                              March 28, 2000
---------------------------------------------       Chief Financial Officer and Treasurer
M.A. D'Amour                                        (Principal Financial Officer and
                                                    Principal Accounting Officer)


/s/ R.E. Briggs                                     Director                                     March 28, 2000
---------------------------------------------
R.E. Briggs


/s/ R. J. Charles                                   Director                                     March 28, 2000
---------------------------------------------
R. J. Charles


/s/ T.R.M. Davis                                    Director                                     March 28, 2000
---------------------------------------------
T.R.M. Davis


/s/ N.A. Gallopo                                    Director                                     March 28, 2000
---------------------------------------------
N.A. Gallopo


/s/ J.B. Wight                                      Director                                     March 28, 2000
---------------------------------------------
J.B. Wight


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Wyant Corporation

We have audited the accompanying consolidated balance sheets of Wyant Corporation as at December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule listed in the Index at 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wyant Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Montreal, Canada                                        /s/  Ernst & Young LLP
March 20, 2000

WYANT CORPORATION


                           CONSOLIDATED BALANCE SHEET

As at December 31


                                                                          1999               1998
                                                                             $                  $
                                                                    ----------         ----------

ASSETS

CURRENT ASSETS

Cash and cash equivalents                                            1,203,787             59,985
Receivables [note 4]                                                12,685,337         10,215,812
Inventories [note 5]                                                 8,886,584          8,576,960
Net assets held for divestiture [note 2]                                    --          9,203,356
Deferred income taxes                                                1,419,000            602,383
Other                                                                  372,778            790,887
                                                                    ----------         ----------
TOTAL CURRENT ASSETS                                                24,567,486         29,449,383
                                                                    ----------         ----------
Property, plant and equipment, net of accumulated
  depreciation and amortization of $13,020,405
  [1998 - $11,474,155] [notes 6 and 8]                              11,014,337          8,593,460

Goodwill, net of accumulated amortization of $159,297
    [1998 - $785,168]                                                4,364,621          3,696,593
Other assets [note 7]                                                1,301,066            800,228
                                                                    ----------         ----------
TOTAL ASSETS                                                        41,247,510         42,539,664
                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Revolving line of credit [note 8]                                    2,078,353          4,092,128
Committed revolving credit facility [note 8]                                --          4,238,720
Accounts payable                                                     4,855,104          4,856,657
Accrued expenses                                                     4,093,163          3,228,412
Accrued restructuring expenses                                         975,521                 --
Income taxes payable                                                 1,284,435            433,288
Current portion of long-term debt [note 8]                           3,182,286          1,061,332
Current portion of preferred stock of subsidiary [note 3]              545,205            513,204
                                                                    ----------         ----------
TOTAL CURRENT LIABILITIES                                           17,014,067         18,423,741
                                                                    ----------         ----------

Long-term debt, excluding current portion [note 8]                   2,391,175          3,887,593
Other long-term liabilities                                          1,513,683                 --
Preferred stock of subsidiary [note 3]                               5,482,791          5,477,072
Deferred income taxes [note 9]                                       1,917,934          2,076,416

Commitments and contingencies [note 14]

STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share, authorized 6,000,000
   shares; issued and issuable 3,603,950 [3,607,150 in 1998]            27,021             27,053
Additional paid-in capital                                           6,812,993          6,821,825
Retained earnings                                                    6,132,944          6,326,679
Cumulative translation adjustment                                      (45,098)          (500,715)
                                                                    ----------         ----------
TOTAL STOCKHOLDERS' EQUITY                                          12,927,860         12,674,842
                                                                    ----------         ----------
Total liabilities and stockholders' equity                          41,247,510         42,539,664
                                                                    ==========         ==========



See accompanying notes

WYANT CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

Year ended December 31

                                                             1999             1998           1997
                                                                $                $              $
                                                       ----------       ----------     ----------

NET SALES                                              78,851,090       67,124,137     63,559,703
COST OF SALES                                          51,862,075       43,218,466     39,691,201
                                                       ----------       ----------     ----------
GROSS PROFIT                                           26,989,015       23,905,671     23,868,502
                                                       ----------       ----------     ----------
EXPENSES

Selling                                                15,658,221       12,658,838     11,931,480
General and administration                              9,448,267        8,699,535      9,193,943
Amortization                                              754,082          507,540        428,811
Interest expense                                        1,039,643        1,158,249        745,089
Other income [note 11]                                   (263,842)        (244,067)      (230,790)
Restructuring charge  [note 12]                         1,085,036               --             --
                                                       ----------       ----------     ----------
                                                       27,721,407       22,780,095     22,068,533
                                                       ----------       ----------     ----------
Income (loss) from continuing operations before
  income taxes and extraordinary gain                    (732,392)       1,125,576      1,799,969
Income tax (recovery)  expense [note 9]                  (189,455)         572,000        800,597
                                                       ----------       ----------     ----------
Income (loss) from continuing operations before
   extraordinary gain                                    (542,937)         553,576        999,372
Discontinued operations [note 2] -
Income (loss) from operations (net of income taxes
  (recoveries) of $ -- , $545,000 and ($289,610),
  respectively)                                                --        1,021,602       (580,874)
Gain on disposal of Wyant Health Care Division
  (net of income tax of $425,500)                         722,106               --             --
                                                       ----------       ----------     ----------
Income before extraordinary gain                          179,169        1,575,178        418,498
Extraordinary gain, net of income taxes [note 13]              --               --         91,958
                                                       ----------       ----------     ----------
NET INCOME                                                179,169        1,575,178        510,456
Dividends and accretion of mandatorily
   redeemable preferred stock                             372,904          360,505        191,746
                                                       ----------       ----------     ----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARES          (193,735)       1,214,673        318,710
                                                       ==========       ==========     ==========

Per common share [note 15]

  BASIC

  Income (loss) from continuing operations before
      extraordinary gain                                    (0.25)           0.06            0.22
  Discontinued operations                                    0.20            0.28           (0.16)
  Extraordinary gain                                           --              --            0.03
  Net income (loss)                                         (0.05)           0.34            0.09
  DILUTED
  Income (loss) from continuing operations before
     extraordinary gain                                     (0.25)           0.06            0.22
  Discontinued operations                                    0.20            0.27           (0.16)
  Extraordinary gain                                           --              --            0.03
  Net income (loss)                                         (0.05)           0.33            0.09



See accompanying notes

WYANT CORPORATION

                           CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY

Year ended December 31


                                                             1999             1998           1997
                                                                $                $              $
                                                       ----------       ----------      ---------

COMMON STOCK AT PAR VALUE

Balance at beginning of year                               27,053           27,037         27,037
Stock issued for options exercised                             --               16             --
Stock purchased for cancellation                              (32)              --             --
                                                       ----------       ----------      ---------
BALANCE AT END OF YEAR                                     27,021           27,053         27,037
                                                       ----------       ----------      ---------

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year                            6,821,825        6,806,867      6,789,397
Stock issued for options exercised                             --           14,958             --
Stock purchased for cancellation                           (8,832)              --             --
Gain on sale of treasury stock                                 --               --         17,470
                                                       ----------       ----------      ---------
BALANCE AT END OF YEAR                                  6,812,993        6,821,825      6,806,867
                                                       ----------       ----------      ---------

RETAINED EARNINGS

Balance at beginning of year                            6,326,679        5,112,006      4,999,823
Net income                                                179,169        1,575,178        510,456
Dividends declared by subsidiary                         (169,486)        (190,955)      (125,746)
Accretion on preferred shares of subsidiary              (203,418)        (169,550)       (66,000)
Distribution to minority shareholders                          --               --       (206,527)
                                                       ----------       ----------      ---------
BALANCE AT END OF YEAR                                  6,132,944        6,326,679      5,112,006
                                                       ----------       ----------      ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance at beginning of year                             (500,715)        (165,925)        26,955
Foreign currency translation adjustments                  455,617         (334,790)      (192,880)
                                                       ----------       ----------      ---------
BALANCE AT END OF YEAR                                    (45,098)        (500,715)      (165,925)
                                                       ----------       ----------      ---------

TREASURY STOCK

Balance at beginning of year                                   --               --        (31,530)
Treasury stock sold, at cost                                   --               --         31,530
                                                       ----------       ----------      ---------
BALANCE AT END OF YEAR                                         --               --             --
                                                       ----------       ----------      ---------

TOTAL STOCKHOLDERS' EQUITY                             12,927,860       12,674,842     11,779,985
                                                       ==========       ==========     ==========

COMPREHENSIVE INCOME

Net income                                                179,169        1,575,178        510,456
Other - foreign currency translation adjustments          455,617         (334,790)      (192,880)
                                                       ----------       ----------      ---------
COMPREHENSIVE INCOME FOR YEAR                             634,786        1,240,388        317,576
                                                       ----------       ----------      ---------

WYANT CORPORATION

                           CONSOLIDATED STATEMENT OF
                         STOCKHOLDERS' EQUITY [CONT'D]

Year ended December 31

                                                             1999             1998           1997
                                                        ---------        ---------      ---------

COMMON SHARES

Number issued at beginning of year                      2,273,817        2,271,484      2,271,484
Shares issued for options exercised                            --            2,333             --
Shares purchased for cancellation                           3,200               --             --
                                                        ---------        ---------      ---------
NUMBER ISSUED AT END OF YEAR                            2,270,617        2,273,817      2,271,484
                                                        ---------        ---------      ---------

TREASURY STOCK

Held at beginning of year                                      --               --        (14,933)
Sold during the year                                           --               --         14,933
                                                        ---------        ---------      ---------
HELD AT END OF YEAR                                            --               --             --
                                                        ---------        ---------      ---------

COMMON SHARES ISSUED AND OUTSTANDING                    2,270,617        2,273,817      2,271,484

COMMON SHARES ISSUABLE UPON CONVERSION OF
   EXCHANGEABLE SHARES [note 3]                         1,333,333        1,333,333      1,333,333
                                                        ---------        ---------      ---------
COMMON SHARES ISSUED, ISSUABLE AND OUTSTANDING          3,603,950        3,607,150      3,604,817
                                                        =========        =========      =========

See accompanying notes

WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31

                                                             1999             1998           1997
                                                                $                $              $
                                                       ----------        ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)  from continuing operations            (542,937)         553,576      1,091,330
Adjustments to reconcile net income to net cash
   provided by operating activities:

Depreciation and amortization                           1,358,137        1,137,698        990,013
Loss (gain) on sale of fixed assets                        (6,142)          11,792        (28,470)
Deferred income tax expense (benefit)                     233,545           72,000        (25,823)
Deferred pension costs                                    (67,836)        (107,014)       (92,177)
Increase in deferred charges                                   --          (49,480)      (320,234)
Decrease (increase) in working capital                    138,894         (511,879)       752,956
Cash provided by (used for) discontinued operations      (259,845)       2,727,120     (1,994,643)
                                                       ----------        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES                      853,816        3,833,813        372,952
                                                       ----------        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash
   acquired [note 3]                                   (1,146,684)      (3,853,158)            --
Capital expenditures                                   (2,968,193)        (853,692)    (1,313,246)
Cash proceeds from sale of fixed assets                    41,332           15,850         35,628
Sale of marketable securities                                  --               --        446,812
Decrease (increase) in other assets                       (52,375)          83,278             --
Cash used for discontinued operations                     (49,377)        (234,590)      (564,933)
Proceeds of sale of discontinued operations, net of
   $581,000 held in escrow and expenses of $862,228    10,749,772               --             --
                                                       ----------        ---------      ---------
CASH FLOWS FROM (USED IN)  INVESTING ACTIVITIES         6,574,475       (4,842,312)    (1,395,739)
                                                       ----------        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in committed revolving
   credit facility                                     (4,238,720)      (1,642,028)     5,880,748
Repayment of long-term debt                            (1,375,789)      (1,001,944)    (7,820,959)
Increase in long-term debt                              1,654,205        3,723,111      5,122,507
Distribution to minority shareholders                          --               --       (206,527)
Issue of common shares                                         --           14,974             --
Purchase of common shares for cancellation                 (8,864)              --             --
Redemption of preferred shares                           (513,204)        (550,122)            --
Sale of treasury stock                                         --               --         49,000
Dividends paid by subsidiary                             (169,486)        (190,955)      (125,746)
Increase (decrease) in bank indebtedness               (2,013,775)       1,376,683        911,368
Distribution to G.H. Wood + Wyant Inc.
   shareholders [note 3]                                       --               --     (3,667,033)
Cash used for discontinued operations                          --         (500,101)      (349,428)
                                                       ----------        ---------      ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES         (6,665,633)       1,229,618       (206,070)
                                                       ----------        ---------      ---------
Effect of exchange rate changes on cash                   381,144         (317,265)      (185,637)
                                                       ----------        ---------      ---------
Net increase (decrease) in cash and cash equivalents    1,143,802          (96,146)    (1,414,494)
Cash and cash equivalents, beginning of year               59,985          156,131      1,570,625
                                                       ----------        ---------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                  1,203,787           59,985        156,131
                                                       ==========        =========      =========

WYANT CORPORATION

                 CONSOLIDATED STATEMENT OF CASH FLOWS [CONT'D]

Year ended December 31

                                                                          1999             1998           1997
                                                                             $                $              $
                                                                    -----------      -----------     -----------
DECREASE (INCREASE) IN WORKING CAPITAL
Decrease (increase) in accounts receivable                          (2,090,787)         976,667        338,451
Decrease (increase) in inventories                                    (193,358)        (575,736)       852,005
Decrease in other current assets                                       418,109          593,683         29,537
Increase (decrease) in accounts payable and accrued liabilities      1,153,783         (663,066)    (1,439,298)
Increase (decrease) in income taxes payable                            851,147         (843,427)       972,261
                                                                    -----------      -----------     -----------
                                                                       138,894         (511,879)       752,956
                                                                    ===========      ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the year for
   Interest                                                            953,458        1,002,946        530,153
   Income taxes                                                         52,680        1,061,716       (216,376)
                                                                    -----------      -----------     -----------

See accompanying notes
                                                                             F-7

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Wyant Corporation, a New York corporation incorporated in 1971 [the "Corporation"], operates the following wholly-owned subsidiaries: IFC Disposables, Inc., a Tennessee corporation ["IFC"] and Wood Wyant Inc., a Canadian corporation ["Wood Wyant"]. IFC manufactures and distributes disposable wipers and sanitary paper products and systems which are sold primarily in domestic markets. Wood Wyant manufactures and distributes sanitation products and systems to commercial and institutional markets in Canada.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, IFC and Wood Wyant [collectively, the "Company"]. All significant intercompany balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

Revenue is recognized at the time goods are shipped.

EARNINGS PER SHARE

Basic earnings per share are calculated using the weighted average number of shares outstanding during the period. Contingently issuable shares are considered outstanding common shares and included in the calculation of basic earnings per share only when there is no circumstance under which these shares would not be issued.

Diluted earnings per share are calculated taking into consideration the effect of the potential exercise of stock options and of the exchangeable Class F preferred shares of Wood Wyant.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

INVENTORIES

Raw materials are valued at the lower of cost and replacement cost. Finished goods inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

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

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ["SFAS"] No.123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation awards to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion ["APB"] No.25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options awarded to employees and directors is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of grant over the amount an employee or director must pay to acquire the stock. This cost would be recognized over the vesting period.

As required, the Company has adopted SFAS No.123 to account for stock-based compensation awards to outside consultants and affiliates. Accordingly, compensation costs for stock option awards to outside consultants and affiliates are measured at the date of grant based on the fair value of the award using the Black-Scholes option pricing model.

INCOME TAXES

The Company files a consolidated federal income tax return for its United States companies. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to reverse. Deferred income taxes result primarily from differences between accounting and tax reporting of depreciation.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONT'D]

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

ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires all derivatives to be recorded on the balance sheet at fair value and provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company is studying the application of this new standard but has not yet determined its impact. As required, the Company will adopt this statement upon its applicable effective date in fiscal 2001.

2.   DISCONTINUED OPERATIONS

The sale of the Company's Wyant Health Care Division ("Division") was completed on July 21, 1999 for cash proceeds of $12,193,000, of which an amount of $581,000 is to be held in escrow for a period of 24 months from the date of sale. On December 17, 1998, the Board of Directors authorized management to pursue the sale of the Division and on February 23, 1999 the Board approved the sale of the Division to Paper-Pak Products, Inc., subject to completion of buyer financing, customary regulatory approvals and the approval of the Company's shareholders. Consequently, the results of the Division have been reported in these financial statements as discontinued operations.

The operating results of the Division were as follows:

                                             1999           1998          1997
                                                $              $             $
                                       ----------     ----------    ----------
Net sales                              22,746,885     36,462,815    31,324,702
Income (loss) before income taxes       1,834,821      1,566,602      (870,484)
                                       ----------     ----------    ----------

2.   DISCONTINUED OPERATIONS [CONT'D]

The net assets of the Division at December 31, 1998 were:

                                                                   $
                                                               ---------
Current assets                                                 5,785,245
Property, plant and equipment                                  9,787,618
Other assets                                                     215,928
Current liabilities                                           (3,428,034)
Long-term liabilities                                         (3,157,401)
                                                               ---------
Net assets of discontinued operations                          9,203,356
                                                               =========


3.   ACQUISITIONS

[a] On June 30, 1999, the Company, through its wholly-owned Canadian subsidiary, Wood Wyant Inc., acquired certain assets and the operating business of the Atlantic Sanitation Division of Cassidy's Ltd., based in Nova Scotia, for cash consideration of $1,146,684. The excess purchase price over the fair values of the net assets acquired was $652,453 and has been recorded as goodwill, which is being amortized on a straight line basis over 40 years.

[b] On April 30, 1998, the Company, through its wholly-owned subsidiary, Wood Wyant Inc., acquired all of the issued and outstanding shares of H.A. Perigord Company Limited, a distributor of sanitation products. On June 26, 1998, Wood Wyant Inc. acquired all of the issued and outstanding shares of Professional Sanitation Products Ltd., a distributor of sanitation products. The total consideration for these acquisitions amounted to $3,070,806, which was comprised of cash of $2,107,645 and 146,666 Class F Preferred shares of Wood Wyant Inc.

On June 30, 1998, Wood Wyant Inc. acquired all of the issued and outstanding shares of four related businesses based in British Columbia for $2,644,228, comprised of cash of $1,760,696 and 136,445 Class F Preferred shares of Wood Wyant Inc. The companies acquired are Midway Supply Ltd., Purnel Distributors Ltd. and Midway Purnel Sanitary Supply Ltd., all of which are distributors of sanitation products, and Fraser Valley Industrial Chemicals Inc., a manufacturer of janitorial chemicals.

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

3.   ACQUISITIONS [CONT'D]

Holders of the shares have an option, which may be exercised between July 1, 2000 and July 31, 2000, to cause Wood Wyant Inc. to redeem the shares in five equal annual instalments at a price of Cdn $11.250028 (U.S. $7.79) per share plus any accrued and unpaid dividends. If the redemption option is exercised, dividends of 3.5% per annum will be payable commencing July 1, 2000.

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


3.   ACQUISITIONS [CONT'D]

[c] On March 18, 1997 the Corporation, through a wholly owned subsidiary, Wood Wyant Inc., purchased the Canadian operations of G.H. Wood + Wyant Inc. for [i] cash consideration of Cdn $5,000,000 [US$3,667,033], [ii] a promissory note ["the Note"] in the amount of Cdn $4,068,951 [US $2,961,606] having a fair value of US $2,798,794, [iii] 3,800,000 shares of Class B Preferred Stock of Wood Wyant Inc. having a liquidation preference of Cdn $3,800,000 [US $2,765,849] and a fair value of US $2,267,900, and [iv] 1,333,333 shares of Class E Preferred Stock of Wood Wyant Inc. having a liquidation preference per share of one share of Wyant Corporation Common Stock. The fair value of Class E Preferred shares at March 18, 1997 was US $5,000,000. These Class E Preferred shares are recorded at par value of $10,000 in Wyant Corporation Common Stock and $4,990,000 in additional paid-in capital. Each Class E Preferred share is exchangeable by the holder at any time for one share of Wyant Corporation Common Stock. Other than having a liquidation preference to obtain payment of any accrued but unpaid dividends in cash, the liquidation preference of each Class E Preferred share is equal to that of a share of Wyant Corporation Common Stock.

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

Included in the consolidated statement of operations for the three years ended December 31, 1999 are the following results of the previously separate companies for periods prior to the transaction date.

3.   ACQUISITIONS [CONT'D]

                                          CANADIAN         HOSPOSABLE
                                       OPERATIONS OF     PRODUCTS, INC.     CONSOLIDATED
                                        G.H. WOOD +       [NOW WYANT
                                        WYANT INC.        CORPORATION]
                                             $                 $                  $
                                       -------------     ------------       ------------
UNAUDITED
1997
Revenue from external customers          12,287,019         9,842,579       22,129,598
Inter Company revenues                      726,293           116,675          842,968
Net income (loss)                           474,869          (651,354)        (176,485)
                                       ------------      ------------       ----------

4.   RECEIVABLES

                                                                 1999             1998
                                                                   $                $
                                                         ------------       ----------
Trade                                                      11,776,103        9,882,672
Less:  allowance for doubtful account                         486,064          405,424
                                                         ------------       ----------
                                                           11,290,039        9,477,248
Other                                                       1,395,298          738,564
                                                         ------------       ----------
                                                           12,685,337       10,215,812
                                                         ============       ==========


5.   INVENTORIES

                                                                 1999             1998
                                                                   $                $
                                                         ------------       ----------
Raw materials                                               2,779,673        2,065,073
Finished goods                                              6,106,911        6,511,887
                                                         ------------       ----------
                                                            8,886,584        8,576,960
                                                         ============       ==========


6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of the following:



                                                         Accumulated
                                                        depreciation        Net book
                                          Cost        and amortization        value
                                            $                 $                 $
                                       ----------     ----------------     ----------
1999
Land                                      620,852                --           620,852
Buildings and improvements              3,430,838         1,429,937         2,000,901
Machinery and equipment                 9,979,083         5,949,873         4,029,210
Computer equipment                      4,780,175         2,050,860         2,729,315
Furniture, fixtures and equipment       3,006,268         2,527,271           478,997
Leasehold improvements                  1,058,593           634,225           424,368
Patents and trademarks                  1,158,933           428,239           730,694
                                       ----------        ----------        ----------
                                       24,034,742        13,020,405        11,014,337
                                       ==========        ==========        ==========


1998
Land                                      584,410                --           584,410
Buildings and improvements              3,232,031         1,248,044         1,983,987
Machinery and equipment                 9,522,060         5,421,294         4,100,766
Computer equipment                      1,901,811         1,651,201           250,610
Furniture, fixtures and equipment       2,896,169         2,323,532           572,637
Leasehold improvements                    876,931           493,494           383,437
Patents and trademarks                  1,054,203           336,590           717,613
                                       ----------        ----------        ----------
                                       20,067,615        11,474,155         8,593,460
                                       ==========        ==========        ==========


Depreciation and amortization expense amounted to $1,308,706, $851,873 and $785,093 in 1999, 1998 and 1997, respectively.

Amortization expense related to goodwill amounted to $227,419, $179,978 and $135,351 in 1999, 1998 and 1997, respectively.


7.   OTHER ASSETS


                                                              1999            1998
                                                                 $               $
                                                         ---------         -------
Deferred pension costs                                     665,557         551,882
Deferred financing charges                                      --         248,346
Funds held in escrow                                       590,684              --
Other                                                       44,825              --
                                                         ---------         -------
                                                         1,301,066         800,228
                                                         =========         =======

8.   LONG-TERM DEBT

Long-term debt at December 31 consisted of the following:

                                                           1999            1998
                                                              $               $
                                                      ---------       ---------
WOOD WYANT INC.

   Term loan repayable in monthly instalments of
   Cdn $20,476 plus interest at the prime rate in
   Canada plus 0.75% [prime at December 31, 1999
   - 6.25%] maturing October 1, 2001.
   Principal amount Cdn $1,447,142
   [December 31, 1998 - Cdn. $1,692,856]              1,002,662       1,104,060

   Term loan repayable in monthly instalments of
   Cdn $35,000 plus interest at the prime rate in
   Canada plus 0.75%, maturing April 30, 2003.
   Principal amount Cdn. $1,400,000
   [December 31, 1998 - Cdn. $1,820,000] (1)            969,999       1,186,982

   Term loan repayable in monthly instalments of
   Cdn $49,523 plus interest at the prime rate in
   Canada plus 0.75%, maturing June 30, 2003.
   Principal amount Cdn $2,079,931
   [December 31, 1998 - Cdn. $2,674,207] (1)          1,441,094       1,744,086

   Term loan repayable in monthly instalments of
   Cdn. $41,667 plus interest at the prime rate in
   Canada plus 0.75%,maturing March 15, 2004.
   Principal amount Cdn. $2,083,330                   1,443,449              --

   Revolving credit facility - Cdn. $1,033,774
   [December 31, 1998 - Cdn $1,401,125]                 716,257         913,797
                                                      ---------       ---------
                                                      5,573,461       4,948,925
   Current portion                                    3,182,286       1,061,332
                                                      ---------       ---------
                                                      2,391,175       3,887,593
                                                      =========       =========

[FN]
(1) These loans were repaid in full on March 8, 2000 from advances under Wood Wyant's collateralized line of credit described below. Consequently, they have been included in the current portion of the long-term debt.

                                                                            F-16

8.   LONG-TERM DEBT [CONT'D]

The exchange rate used at December 31, 1999 to translate the long-term debt denominated in Canadian dollars was Cdn $1.4433 = US $1.00 [December 31, 1998 - Cdn $1.5333 = US $1.00].

Principal payments of long-term debt over the next five years are as follows:

                                                                           $
                                                                       ---------
2000                                                                   3,182,286
2001                                                                     978,416
2002                                                                     516,676
2003                                                                     516,676
2004                                                                     227,969
                                                                       ---------

In September 1997, Wood Wyant obtained a collateralized revolving credit facility in the amount of Cdn $3,000,000 (U.S. $2,078,600) with the Bank of Nova Scotia which expires on September 30, 2000 and bears interest at prime plus 0.75%. This facility was utilized on September 30, 1997 to repay two existing term loans totalling Cdn $1,554,000 and in March 1998 to finance equipment purchases of Cdn $282,749. These amounts are being repaid by monthly instalments of Cdn $30,612. The balance is available to finance future equipment purchases. Maximum availability under the facility reduces monthly by Cdn $50,000. Unused availability at December 31, 1999 was Cdn $872,436 (U.S. $604,500).

On February 22, 2000, the maturity date of this facility was renegotiated to September 30, 2001 from September 30, 2000 and the maximum availability was reduced to Cdn $2,000,000 (U.S. $1,385,700). Consequently, the determination of the current portion of the long-term debt has been amended to reflect this change.

LINES OF CREDIT

Wood Wyant has available a collateralized revolving line of credit in Canada in the amount of Cdn $7,500,000 (U.S. $5,196,425) with the Bank of Nova Scotia which is subject to periodic review and which bears interest at the prime rate [6.25% at December 31, 1999]. This line of credit and the term loans of Wood Wyant are collateralized by a general assignment of book debts of Wood Wyant, a pledge of inventory under Section 427 of the Bank Act, a hypothec in the amount of Cdn $30,000,000 on all movable property and a general security agreement. On February 22, 2000, the maximum amount available under this facility was increased to $10,000,000 (U.S. $6,928,500).

On July 16, 1999, IFC Disposables, Inc. obtained a secured revolving line of credit of $1,000,000 with Union Planters Bank, National Association which is available to finance working capital. The facility expires on July 16, 2002 and bears interest at prime plus 1% (prime rate at December 31, 1999 - 8.25%). The maximum amount that may be borrowed at any time is determined by the sum of amounts based on advance formulas applicable to the book value of accounts receivable and inventories of IFC. The facility is guaranteed by Wyant Corporation and is collateralized by the accounts receivable, inventories and intangible assets of IFC with a carrying value of $5,269,000. The unused availability at December 31, 1999 was $1,000,000.

9.   INCOME TAXES

Details of the income tax provision relating to continuing operations are as follows:


                                                        1999              1998               1997
                                                           $                 $                  $
                                                    --------          --------           --------


CURRENT
Federal                                             (160,811)         (324,132)          (210,559)
State                                                (14,189)           46,132             10,291
Foreign                                             (248,000)          778,000            945,482
                                                    --------           -------            -------
                                                    (423,000)          500,000            745,214
                                                    ========          ========           ========
DEFERRED
Federal                                                7,852           (45,000)           (26,413)
State                                                    693                --                 --
Foreign                                              225,000           117,000             81,796
                                                    --------          --------           --------
                                                     233,545            72,000             55,383
                                                    ========          ========           ========
INCOME TAX PROVISION                                (189,455)          572,000            800,597
                                                    ========          ========           ========

The reported income tax provision differs from the amount computed by applying the Federal tax rate to income before income taxes. The reasons for this difference and the related tax effects are as follows:

                                                        1999              1998               1997
                                                           $                 $                  $
                                                    --------          --------           --------
Expected Federal tax rate                              34.0%             34.0%              34.0%
Expected tax provision                              (249,013)          382,696            611,990
State income tax                                     (12,374)           46,132             18,219
Foreign tax rate differences                          31,936           146,403             66,408
Non-deductible expenses                               45,169            65,000             25,377
Other                                                 (5,173)          (68,231)            78,603
                                                    --------          --------           --------
REPORTED INCOME TAX PROVISION                       (189,455)          572,000            800,597
                                                    ========          ========           ========

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes. Significant components of the
Company's deferred tax assets and liabilities as at December 31, 1999 and December 31, 1998 are as follows:

                                                                          1999               1998
                                                                             $                  $
                                                                     ---------          ---------
Deferred tax assets

   Reserves and allowances                                             932,000            272,760
   Goodwill                                                            185,000            151,784
   Other                                                               302,000            177,839
                                                                     ---------          ---------
TOTAL DEFERRED TAX ASSETS                                            1,419,000            602,383
Deferred tax liabilities

   Book and tax differences on property, plant and equipment         1,342,700          1,855,109
   Pension                                                             270,213            221,307
   Other                                                               305,021                 --
                                                                     ---------          ---------
TOTAL DEFERRED TAX LIABILITIES                                       1,917,934          2,076,416
                                                                     ---------          ---------
NET DEFERRED INCOME TAX LIABILITY                                      498,934          1,474,033
                                                                     =========          =========

9.   INCOME TAXES [CONT'D]

Income (loss) before taxes attributable to all foreign operations was $(183,881), $2,066,867 and $2,481,335 in each of fiscal 1999, 1998 and 1997, respectively.

10.  STOCK-BASED COMPENSATION PLANS

The Corporation has two stock option plans, the 1997 Stock Incentive Plan [the "1997 Plan"] and the 1991 Stock Option Plan [the "1991 Plan"]. The Company accounts for options granted to employees and directors under these plans using APB No.25 and interpretations, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined in accordance with SFAS No.123, the Company's pro forma earnings per share would have been as follows:


                                           1999            1998         1997
                                              $               $            $
                                       --------      ----------     --------

Net income (loss) available
   to common stockholders
   As reported                         (193,735)      1,214,673      318,710
   Pro forma                           (263,388)        745,270     (248,852)

Earnings (loss) per share
   Basic
     As reported                          (0.05)           0.34         0.09
     Pro forma                            (0.07)           0.21        (0.07)

   Diluted
     As reported                          (0.05)           0.33         0.09
     Pro forma                            (0.07)           0.21        (0.07)
                                       --------       ---------     --------

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

Under the 1997 and 1991 Plans, non-qualified stock options have been granted to directors, employees and consultants for terms of up to ten years at exercise prices of not less than 100% of the fair market value of the shares at the date of grant, exercisable in whole or in part at stated times from the date of grant. At December 31, 1999, options to purchase 360,366 shares and 165,340 shares of common stock were exercisable with respect to the 1997 Plan and the 1991 Plan, respectively. Option activity during 1999, 1998 and 1997 is summarized as follows:

10.  STOCK-BASED COMPENSATION PLANS [CONT'D]

                                                                    WEIGHTED
                                                                    AVERAGE
                                                                    EXERCISE
                                                                     PRICE
                                                   SHARES              $
                                                  --------         ---------
1999

OUTSTANDING, BEGINNING OF YEAR                     537,376            4.55
Granted                                             10,002            3.14
Exercised                                               --              --
Expired                                                 --              --
Canceled / surrendered                             (13,339)           4.20
                                                   -------            ----
OUTSTANDING, END OF YEAR                           534,039            4.53
                                                   -------            ----
EXERCISABLE, END OF YEAR                           525,706            4.53
                                                   =======            ====

Weighted average fair value of options granted                        1.28

1998

OUTSTANDING, BEGINNING OF YEAR                     592,048            4.53
Granted                                             25,335            5.29
Exercised                                           (2,333)           4.19
Expired                                            (33,334)           4.50
Canceled / surrendered                             (44,340)           4.79
                                                   -------            ----
OUTSTANDING, END OF YEAR                           537,376            4.55
                                                   -------            ----
EXERCISABLE, END OF YEAR                           484,691            4.57
                                                   =======            ====

Weighted average fair value of options granted                        2.34

1997

OUTSTANDING, BEGINNING OF YEAR                     332,048            5.41
Granted                                            416,000            4.01
Canceled / surrendered                            (156,000)           5.00
                                                   -------            ----
OUTSTANDING, END OF YEAR                           592,048            4.53
                                                   -------            ----
EXERCISABLE, END OF YEAR                           342,667            4.66
                                                   =======            ====

Weighted average fair value of options granted                        1.69

10.  STOCK-BASED COMPENSATION PLANS [CONT'D]

The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                                         1999               1998
                                                            %                  %
                                                        -----              -----
Expected life [years]                                    5.00               5.00
Risk-free interest rates                                 5.00               5.15
Volatility                                              37.30              41.20
Dividend yield                                           0.00               0.00
                                                        -----              -----

The following table summarizes information with respect to stock options outstanding at December 31, 1999:

                          OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
-------------------------------------------------------------------      ------------------------------
                       NUMBER          WEIGHTED                              NUMBER
                   OUTSTANDING AT      AVERAGE          WEIGHTED         EXERCISABLE AT     WEIGHTED
     RANGE OF       DECEMBER 31,      REMAINING         AVERAGE           DECEMBER 31,       AVERAGE
  EXERCISE PRICES       1999       CONTRACTUAL LIFE  EXERCISE PRICE           1999       EXERCISE PRICE
-----------------  --------------  ----------------  --------------      --------------  --------------
$2.87 - $4.30          210,017        6.04 years         $3.77               207,017          $3.77
$4.31 - $5.81          324,022        5.38 years         $5.02               318,689          $5.02
-----------------  --------------  ----------------  --------------      --------------  --------------

11.  OTHER INCOME

                                             1999             1998          1997
                                                $                $             $
                                          -------          -------       -------
Interest income                            59,940            2,492         7,323
Gain (loss) on disposal of assets          (1,721)              --        28,470
Cash discounts and other                  205,623          241,575       194,997
                                          -------          -------       -------
                                          263,842          244,067       230,790
                                          =======          =======       =======

12.  RESTRUCTURING CHARGE

During the fourth quarter of 1999 Wood Wyant incurred a special charge of $1,085,036. This charge is composed entirely of severance costs related to 38 employee terminations. As at December 31, 1999, $975,521 remained unpaid.

13.  EXTRAORDINARY GAIN

In 1997, the Company realized a net gain of $139,330 [$91,958 net of income tax] as a result of the refinancing of certain term debt.

14.  COMMITMENTS & CONTINGENCIES

COMMITMENTS

The Company occupies manufacturing, warehousing and office facilities under operating leases which expire at various dates to December 31, 2004. Future minimum rental commitments relating to continuing operations are as follows:

                                                                           $
                                                                       ---------
2000                                                                   1,202,264
2001                                                                     784,190
2002                                                                     679,680
2003                                                                     611,141
2004                                                                     213,348
                                                                       ---------
                                                                       3,490,623
Sublease income 2000 to 2004                                           1,575,213
                                                                       ---------
                                                                       1,915,410
                                                                       =========

Aggregate rental expense of continuing operations amounted to $902,207 [net of sublease income of $153,549], $1,078,283 [net of sublease income of $177,821] and $1,480,409 [net of sublease income of $124,893] for the years ended December 31, 1999, 1998 and 1997, respectively.

As of January 1, 1999, the Company signed a five-year supply agreement to purchase a minimum of 16,200 short tons of paper towelling and tissue annually at market prices. This supplier provides 100% of the Company's requirements for these products.

A financial institution has registered a second-ranking lien in the amount of $650,000 on the Company's book debts as collateral for letters of guarantee that it may issue from time to time in favour of customers to guarantee the Company's performance under certain contracts. As at December 31, 1999 there were no letters of guarantee outstanding.

CONTINGENCIES

          PENSION PLAN

          Certain employees of the Wyant Health Care Division were members of a multi-employer defined benefit Pension Plan (the "Plan" or "Pension Plan"). The Company was informed by the Pension Plan administrators that the Plan had failed to meet minimum legal funding requirements and that the Company's pro rata share of the minimum funding deficiency was $370,000. The Plan has applied to the IRS for a waiver from the minimum funding requirements and awaits a response. If the waiver is obtained, the employers contributing to the Plan would be required to fund and charge to earnings the funding deficiency, and corresponding interest charges, over a 15 year period. If the waiver is not obtained, an excise tax may be imposed on the Plan and such excise tax could be as much as 100% of the funding deficiency.

          As a result of the sale of the Division, the Company incurred a withdrawal liability and has recorded a provision in the amount of $1,996,620 for all known and quantifiable liabilities arising at the time of the sale of the Division.

14.  COMMITMENTS & CONTINGENCIES [CONT'D]

          If the remaining members were to withdraw from the Plan, a mass withdrawal liability could be triggered which could result in an additional liability to the Company in excess of $700,000 if such a mass withdrawal were to occur within three years of the Company withdrawing from the Pension Plan. The actual amount of any such withdrawal liability can only be determined at the time of any such mass withdrawal.

          ENVIRONMENTAL

          The Company has been participating with the New Jersey Department of Environmental Protection ("DEP") in the investigation and potential clean-up of the Company's former site of operation located at 5 and 6 Easy Street, Bridgewater, New Jersey. As a tenant, the Company is potentially responsible to the DEP for environmental contamination based solely upon it having been a tenant at the site where there is contamination. Similarly, the Company is potentially jointly and severally liable with the landlord for both the investigation and clean-up costs. To date, the investigation has established that, in addition to on-site contamination, some of the contamination on the site is or has come from off-site. The Company disputes it caused any such contamination and maintains that on-site contamination was a result of prior tenants' acts.

          Nevertheless, the Company has fully cooperated with the DEP and has presently been directed by the DEP to delineate the ground water contaminant plume, which may result in establishing that the contamination is a regional problem rather than one specific to the former site that the Company leased.

          Upon final determination of the contaminant plume, the Company will petition the DEP for a classification exception area where the remedial action will be natural attenuation.

After the investigation is completed, the DEP could require clean-up or remediation of the contamination on site, the cost of which could potentially reach $200,000. However, present technology is such that no remedial action plan could bring the site in conformity with the present DEP regulations, regardless of the funds spent. A provision of $200,000 has been recorded in accrued expenses to cover this potential cost.

15.  EARNINGS PER SHARE

                                               1999          1998          1997
                                                  $             $             $
                                          ---------     ---------     ---------
Numerator
  Income (loss) from continuing
    operations before extraordinary gain   (542,937)      553,576       999,372
  Less : Preferred stock dividends and
    accretion                               372,904       360,505       191,746
                                          ---------     ---------     ---------
  Numerator for basic earnings (loss)
    per share - income from continuing
    operations available to common
    stockholders before extraordinary
    gain                                   (915,841)      193,071       807,626
  Add : Accretion on convertible
    preferred shares                        115,179        61,542            --
                                          ---------     ---------     ---------
  Numerator for diluted earnings (loss)
    per share - income from continuing
    operations available to common
    stockholders before extraordinary
    gain                                   (800,662)      254,613       807,626
                                          ---------     ---------     ---------
Denominator
  Denominator for basic earnings per
    share - weighted-average shares
    issued, issuable and outstanding      3,606,326     3,606,247     3,597,125
  Effect of dilutive securities
    Convertible preferred shares            283,111       165,147            --
    Stock options                                --        62,867         6,668
                                          ---------     ---------     ---------
  Denominator for diluted earnings per
    share - adjusted weighted-average
    shares                                3,889,437     3,834,261     3,603,793
                                          =========     =========     =========
Basic earnings (loss) per share from
  continuing operations before
  extraordinary gain                          (0.25)         0.06          0.22
                                          =========     =========     =========
Diluted earnings (loss) per share from
  continuing operations before
  extraordinary gain                          (0.25)(1)      0.06(1)       0.22
                                          =========     =========     =========

[FN]
(1) For purposes of calculating diluted earnings per share from continuing operations before extraordinary gain for 1998 and 1999, the effect of the convertible preferred shares has not been considered, as its effect is anti-dilutive.

Options to purchase 539,278 shares of common stock at exercise prices ranging from $2.87 to $5.81 per share were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.

16.  PENSION PLANS

The Company maintains a defined benefit final average pension plan which covers certain of its Canadian employees. The periodic cost of pension benefits is determined using the projected benefit method prorated on service. The pension plan is administered by a major Canadian financial institution. At December 31, 1999, the Company had made or accrued for all required contributions.

Net periodic pension expense (income) in 1999, 1998 and 1997 included the following components:

                                                             1999             1998           1997
                                                                $                $              $
                                                         --------         --------       --------
Current service cost                                      171,569          170,745        161,731
Interest cost on projected benefit obligations            284,580          270,711        272,176
Expected return on plan assets                           (460,322)        (457,566)      (442,936)
Net amortization and deferral                             (72,828)         (87,024)       (84,875)
                                                         --------         --------       --------
Net periodic pension expense (income)                     (77,001)        (103,134)       (93,904)
                                                         ========         ========       ========

The assumptions used in the Company's plan at December 31, 1999, 1998 and 1997 are as follows:

                                                             1999             1998           1997
                                                                %                %              %
                                                         --------         --------       --------

Weighted average discount rate                                7.5              7.5            7.5
Expected long-term rate of return on assets                   7.5              7.5            7.5
Weighted average rate of compensation increase                5.0              5.0            5.0
                                                         --------         --------       --------

16.  PENSION PLANS [CONT'D]

The changes to the projected benefit obligation and the amount of pension assets were as follows:


                                                                          1999              1998
                                                                             $                 $
                                                                     ---------         ---------
BENEFIT OBLIGATION
Balance at January 1                                                 3,587,100         3,649,283
Increase due to plan
  amendment adopted during 1999                                        188,935                --
Current service cost                                                   261,426           262,959
Interest cost                                                          284,580           270,711
Benefit payments                                                      (716,026)         (345,062)
Foreign currency exchange rate component                               224,235          (250,791)
                                                                     ---------         ---------
BALANCE AT DECEMBER 31                                               3,830,250         3,587,100
                                                                     =========         =========

PENSION PLAN ASSETS

Balance at January 1                                                 6,250,832         6,417,616
Contributions                                                           89,857            92,214
Return on pension plan assets                                          710,978           525,177
Benefit payments                                                      (716,026)         (345,062)
Foreign currency exchange rate component                               392,274          (439,113)
                                                                     ---------         ---------
BALANCE AT DECEMBER 31                                               6,727,915         6,250,832
                                                                     =========         =========


The following table sets forth the funded status of the Company's defined benefit plan at December 31, 1999 and 1998:


                                                                          1999              1998
                                                                             $                 $
                                                                    ----------         ---------
Actuarial present value of
  Vested benefit obligation                                          2,594,887         2,626,296
  Non-vested benefit obligation                                             --                --
                                                                    ----------         ---------
Accumulated benefit obligation                                       2,594,887         2,626,296
Additional benefits based on salary projection                       1,235,363           960,804
                                                                    ----------         ---------
Projected benefit obligation                                         3,830,250         3,587,100
Plan assets at fair market value
  [primarily listed stocks and bonds]                                6,727,915         6,250,832
                                                                    ----------         ---------
Plan assets in excess of projected benefit obligation                2,897,665         2,663,732
Unrecognized net asset at transition                                   (37,276)          (39,457)
Unrecognized net gain                                               (2,734,844)       (2,431,814)
Unrecognized prior service cost                                        540,012           359,421
                                                                    ----------         ---------
PENSION ASSET INCLUDED IN THE CONSOLIDATED
  BALANCE SHEET                                                        665,557           551,882
                                                                    ==========         =========

                                                                            F-26

16.  PENSION PLANS [CONT'D]

The Company has a pension plan under Section 401(k) of the INTERNAL REVENUE CODE for certain of its US employees. Under the terms of the 401(k) plan, the Company makes a matching contribution of up to 6% of each eligible employee's earned wages, to a maximum of $1,000 per employee per year. Under this plan employees may also contribute up to 15% of their earned wages. The Company makes monthly contributions to the plan whereby $18,507 was paid in 1999, $18,998 in 1998 and $25,139 in 1997.

The Company has a non-contributory defined contribution pension plan for certain of its Canadian employees. Under the terms of the plan, the Company contributed 3% of each eligible employee's earned wages. The Company made monthly contributions to the plan totalling $15,061 in 1997. In March 1997, the Company ceased to contribute to this plan and instead contributed the 3% of each eligible employee's earned wages to a group retirement savings plan. The monthly contributions made to this plan amounted to $73,354 in 1999, $66,851 in 1998 and $54,993 in 1997.

17.  FINANCIAL INSTRUMENTS

OFF-BALANCE-SHEET RISK

The Company's policy with respect to foreign currency exposure is to manage its financial exposure to certain foreign exchange fluctuations with the objective of neutralizing some of the impact of foreign currency exchange movements. To achieve this objective, the Company enters into foreign exchange forward contracts to hedge certain non-local-currency payables. The Company enters into foreign exchange forward contracts with a major Canadian chartered bank, and therefore does not anticipate non-performance by its counterparty. The amount of the exposure on account of any non-performance is restricted to the unrealized gains in such contracts. As at December 31, 1999, the Company had no significant foreign exchange forward contracts outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate the fair value due to their short maturities. The carrying value of long-term debt, other long-term liabilities and preferred stock approximates the fair value.

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


                                            SANITATION       WIPING
                                             PRODUCTS       PRODUCTS       CORPORATE        TOTAL
SEGMENT INFORMATION                             $              $              $               $
                                            ----------     ----------      ---------      ----------

1999
Revenues from external customers            60,021,357     18,829,733             --      78,851,090
Intersegment revenues                        4,011,025        397,606             --       4,408,631
Interest revenue                                 5,568             --         54,372          59,940
Interest expense                               705,293         69,433        264,917       1,039,643
Depreciation and amortization of
   property, plant and equipment and
   goodwill                                  1,310,442        225,683             --       1,536,125
Segment income (loss) before taxes            (329,267)       225,205       (628,330)       (732,392)
Segment assets [1]                          32,183,560      6,807,650      7,319,389      41,247,510
Expenditures for segment property,
   plant and equipment and goodwill          3,476,050        191,596             --       3,667,646
                                            ----------     ----------      ---------      ----------

1998
Revenues from external customers            50,787,121     16,337,016             --      67,124,137
Intersegment revenues                        3,703,779        379,811             --       4,083,590
Interest revenue                                 2,343            149             --           2,492
Interest expense                               478,799         47,084        632,366       1,158,249
Depreciation and amortization of
   property, plant and equipment and
   goodwill                                    833,287        196,984             --       1,030,271
Segment income (loss) before taxes           2,066,867          6,075       (947,366)      1,125,576
Segment assets [1]                          28,239,472      6,948,348      1,906,218      33,336,308
Expenditures for segment property,
   plant and equipment and goodwill          4,510,484        127,361             --       4,637,845
                                            ----------     ----------      ---------      ----------

18.  SEGMENT INFORMATION FROM CONTINUING OPERATIONS [CONT'D]

                                            SANITATION       WIPING
                                             PRODUCTS       PRODUCTS       CORPORATE        TOTAL
SEGMENT INFORMATION                             $              $              $               $
                                            ----------     ----------      ---------      ----------

1997

Revenues from external customers            48,847,534     14,712,169             --      63,559,703
Intersegment revenues                        3,687,194        386,886             --       4,074,080
Interest revenue                                    --          7,323             --           7,323
Interest expense                               356,089             --        389,000         745,089
Depreciation and amortization of
   property, plant and equipment and
   goodwill                                    748,985        190,876             --         939,861
Segment income (loss) before taxes           2,481,335        155,134       (836,500)      1,799,969
Segment assets [1]                          21,884,327      6,289,975      2,009,049      27,174,694
Expenditures for segment property,
   plant and equipment and goodwill            991,126        273,834             --       1,264,960
                                            ----------     ----------      ---------      ----------

                                                                                  PROPERTY, PLANT
                                                                                   AND EQUIPMENT
GEOGRAPHIC INFORMATION                               REVENUES[2]                    AND GOODWILL
----------------------                           --------------------             ---------------
                                                     $             %                     $

1999
United States                                    19,877,483      25.2                1,207,139
Canada                                           57,938,469      73.5               14,181,519
Other foreign countries                           1,035,138       1.3                       --
                                                 ----------     -----               ----------
                                                 78,851,090     100.0               15,388,658
                                                 ==========     =====               ==========

1998
United States                                    16,397,707      24.4                1,017,172
Canada                                           50,092,840      74.6               11,272,881
Other foreign countries                             633,590       1.0                       --
                                                 ----------     -----               ----------
                                                 67,124,137     100.0               12,290,053
                                                 ==========     =====               ==========

1997
United States                                    14,598,461      23.0                1,039,795
Canada                                           48,521,689      76.3                8,020,388
Other foreign countries                             439,553       0.7                       --
                                                 ----------     -----               ----------
                                                 63,559,703     100.0                9,060,183
                                                 ==========     =====               ==========


Notes

[1] Intersegment eliminations at December 31 were $5,063,089, $3,757,730 and $3,008,657 in 1999, 1998 and 1997 respectively.

[2]  Revenues are attributed to countries based on location of customers.

19.  RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                         THREE MONTHS ENDED
                                          -------------------------------------------------
                                           MARCH 31, 1999                   JUNE 30, 1999
                                           (AS RESTATED)                    (AS RESTATED)
                                                  $                               $
                                          ---------------                   ---------------

Gross profit                                6,157,414                          6,990,586
Income from continuing operations              12,006                             80,297
Net income                                    418,706                            647,650
Basic earnings (loss) per share
    Continuing operations                       (0.02)                                --
    Net income                                   0.09                               0.15
                                          ---------------                   ---------------


Income from continuing operations and net income have been reduced by $70,825 and basic earnings per share by $0.02 for the three months ended March 31, 1999 and by $102,550 and $0.03, respectively, for the three months ended June 30, 1999. These reductions relate primarily to accounting adjustments made during the year-end financial close within one of Wood Wyant's newly-acquired businesses.

                       WYANT CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997



                                   BALANCE AT       CHARGED TO                                                     BALANCE AT
                                   BEGINNING         COSTS AND                                    COMPANIES           END
          DESCRIPTION               OF YEAR          EXPENSES              DEDUCTIONS (1)         ACQUIRED          OF YEAR
          -----------               -------         ----------             --------------         --------          -------

         ALLOWANCE FOR
      DOUBTFUL ACCOUNTS:
   Year ended December 31 -

             1999                  $405,424          $179,730                  $99,090                 --          $486,064
             1998                  $323,759          $119,788                  $64,335            $26,212          $405,424
             1997                  $325,276          $116,923                 $118,440                 --          $323,759


--------------------------------------------------------------
(1) Represents amounts written off, net of recoveries