Form 10-Q
period 2000-03-31
WYANT CORP
filed 2000-05-12
CIK 48569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2000
                                      ---------------------------------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                               to
                                 ---------------------------      -----------

Commission file number                  0-8410
                                        --------------------------------------

                                WYANT CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                             11-2236837
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1170 U.S. Highway 22 East, Suite 203, Bridgewater, New Jersey    08807
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code    514-636-9926

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

        Class                                      Outstanding at May 10, 2000
--------------------------------------------------------------------------------
Common stock, $.01 par value                               2,270,617

                       WYANT CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                WYANT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                                       MARCH 31         DECEMBER 31
                                                                         2000               1999
                                                                       --------         -----------

ASSETS
CURRENT
Cash and cash equivalents                                              $   417           $ 1,204
Accounts receivable                                                     12,023            12,685
Inventories (note 3)                                                     8,788             8,887
Deferred income taxes                                                    1,307             1,419
Income taxes recoverable                                                   378                --
Prepaid expenses                                                           355               373
                                                                       -------           -------
TOTAL CURRENT ASSETS                                                    23,268            24,568

Property, plant and equipment, net of accumulated
 amortization of $13,318 (December 31, 1999 - $13,020)                  11,120            11,014
Goodwill, net of accumulated amortization of $180 (1999- $159)           4,333             4,365
Other assets                                                             1,290             1,301
                                                                       -------           -------
TOTAL ASSETS                                                           $40,011           $41,248
                                                                       =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Revolving line of credit                                               $ 6,330           $ 2,078
Accounts payable                                                         4,478             4,855
Accrued expenses                                                         3,533             4,093
Accrued restructuring expenses                                             679               976
Income taxes payable                                                        --             1,285
Current portion of long-term debt (note 4)                                 768             3,182
Current portion of preferred stock of subsidiary                           543               545
                                                                        ------            ------
TOTAL CURRENT LIABILITIES                                               16,331            17,014

Long-term debt, excluding current portion (note 4)                       2,189             2,391
Other long-term liabilities                                              1,476             1,514
Preferred stock of subsidiary                                            4,969             5,483
Deferred income taxes                                                    1,931             1,918

STOCKHOLDERS' EQUITY

Common stock, par value $0.01 per share                                     27                27
Additional paid-in capital                                               6,813             6,813
Retained earnings                                                        6,356             6,133
Cumulative translation adjustment                                          (81)              (45)
                                                                       -------            ------
TOTAL STOCKHOLDERS' EQUITY                                              13,115            12,928
                                                                       -------            ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $40,011           $41,248
                                                                       =======           =======

See accompanying notes

                               WYANT CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                            2000            1999
                                                                            ----            ----
                                                                                        Restated
                                                                                        [Note 9]

Net sales                                                                $18,785         $18,525
Cost of sales                                                             11,950          12,368
                                                                         -------         -------
Gross profit                                                               6,835           6,157

Expenses
  Selling                                                                  3,768           3,589
  General and administration                                               2,216           2,186
  Amortization                                                               195             144
  Interest expense                                                           176             310
  Other income                                                               (81)           (123)
                                                                         -------        --------
                                                                           6,274           6,106
                                                                         -------        --------

Income from continuing operations before income taxes                        561              51

Income tax expense
  Current                                                                    116              18
  Deferred                                                                   132              21
                                                                         -------        --------
                                                                             248              39
                                                                         -------        --------

Income from continuing operations                                            313              12
Discontinued operations, net of income taxes of $212 in 1999                  --             407
                                                                         -------        --------
  Net income                                                                 313             419

Dividends and accretion of mandatorily redeemable preferred stock             90              95
                                                                         -------        --------
Net income attributable to common shares                                 $   223        $    324
                                                                         =======        ========

Per common share (note 5)
  BASIC
  Income from continuing operations                                      $  0.06        $  (0.02)
  Discontinued operations                                                     --            0.11
  Net income                                                                0.06            0.09
  DILUTED
  Income from continuing operations                                         0.06           (0.02)
  Discontinued operations                                                     --            0.10
  Net income                                                                0.06            0.08


See accompanying notes

                                WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                                                        2000                  1999
                                                                                        ----                  ----
                                                                                                          Restated
                                                                                                          [Note 9]

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations                                               $    313              $     12
Adjustments to reconcile net income to net cash provided by
  operating activities
Depreciation and amortization                                                            318                   305
Deferred income tax expense                                                              132                    12
Deferred pension costs                                                                   (11)                   (9)
Changes in non-cash working capital balances
  Accounts receivable                                                                    663                (1,494)
  Inventories                                                                             99                    99
  Other current assets                                                                    17                   251
  Accounts payable                                                                    (1,237)                 (449)
  Income taxes payable                                                                (1,662)                  225
Cash provided by discontinued operations                                                  --                   167
                                                                                    --------              --------
NET CASH USED IN OPERATING ACTIVITIES                                                 (1,368)                 (881)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                    (458)               (1,777)
Cash proceeds from sale of fixed assets                                                    6                     9
Decrease in other assets                                                                  18                    --
Cash used for discontinued operations                                                     --                   (19)
                                                                                    --------              --------
NET CASH USED IN INVESTING ACTIVITIES                                                   (434)               (1,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in committed revolving credit facility                                --                  (449)
Increase in long-term debt                                                             1,376                 1,654
Repayment of long-term debt                                                           (3,962)                 (297)
Redemption of preferred shares                                                          (545)                 (513)
Dividends paid by subsidiary                                                             (38)                  (42)
Increase in bank indebtedness                                                          4,252                 2,169
Cash used for discontinued operations                                                    (35)                   --
                                                                                    --------              --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              1,048                 2,522

Effect of exchange rate changes on cash                                                  (33)                   86
                                                                                    --------              --------
Net decrease in cash and cash equivalents                                               (787)                  (60)
Cash and cash equivalents, beginning of period                                         1,204                    60
                                                                                    --------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    417              $     --
                                                                                    ========              ========


See accompanying notes

                                WYANT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
             (IN THOUSANDS OF DOLLARS, EXCEPT FOR NUMBER OF SHARES)



                                                                                      2000                    1999
                                                                                      ----                    ----
                                                                                                          Restated
                                                                                                          [Note 9]

COMMON STOCK AT PAR VALUE                                                        $      27               $      27
                                                                                 ---------               ---------
ADDITIONAL PAID-IN CAPITAL                                                           6,813                   6,822
                                                                                 ---------               ---------

RETAINED EARNINGS
  Balance at beginning of period                                                     6,133                   6,326
  Net income                                                                           313                     419
  Dividends declared                                                                   (38)                    (42)
  Accretion on preferred shares of subsidiary                                          (52)                    (53)
                                                                                 ---------               ---------
  BALANCE AT END OF PERIOD                                                           6,356                   6,650
                                                                                 ---------               ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance at beginning of period                                                       (45)                   (501)
  Foreign currency translation adjustments                                             (36)                    107
                                                                                 ---------               ---------
  BALANCE AT END OF PERIOD                                                             (81)                   (394)
                                                                                 ---------               ---------
TOTAL STOCKHOLDERS' EQUITY                                                       $  13,115               $  13,105
                                                                                 =========               =========

COMPREHENSIVE INCOME
  Net income                                                                     $     313               $     419
  Other - Foreign currency translation adjustments                                     (36)                    107
                                                                                 ---------               ---------
COMPREHENSIVE INCOME FOR PERIOD                                                  $     277               $     526
                                                                                 =========               =========

NUMBER OF COMMON SHARES ISSUED AND OUTSTANDING                                   2,270,617               2,273,817
COMMON SHARES ISSUABLE UPON CONVERSION
  OF EXCHANGEABLE SHARES                                                         1,333,333               1,333,333
                                                                                 ---------               ---------
NUMBER OF COMMON SHARES ISSUED, ISSUABLE AND OUTSTANDING                         3,603,950               3,607,150
                                                                                 =========               =========


See accompanying notes

                               WYANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION AS AT MARCH 31, 2000 AND FOR THE THREE MONTHS
                  ENDED MARCH 31, 2000 AND 1999 ARE UNAUDITED)
               (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE STATED)

1.  GENERAL

    The accompanying unaudited consolidated financial statements include the accounts of Wyant Corporation and its wholly-owned subsidiaries, IFC Disposables, Inc. and Wood Wyant Inc. They have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of March 31, 2000, the results of operations, cash flows and changes in stockholders' equity for the three months ended March 31, 2000 and 1999. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1999.

2.  DISCONTINUED OPERATIONS

    The sale of the Company's Wyant Health Care Division ("Division") was completed on July 21, 1999 for cash proceeds of $12,193,000, of which an amount of $581,000 is to be held in escrow for a period of 24 months from the date of sale. Consequently, the results of the Division are reported in these financial statements as discontinued operations.

    The operating results of the Division were as follows:



                                               Three months
                                                  ended
                                              March 31, 1999
                                            -------------------

 Net sales                                       $10,286
 Income before income taxes                          619



3.       INVENTORIES


                                                                          March 31,         December 31,
                                                                            2000                1999
                                                                          --------          -----------

         Raw materials                                                     $2,459              $2,780
         Finished goods                                                     6,329               6,107
                                                                           ------              ------
                                                                           $8,788              $8,887
                                                                           ======              ======



4.       LONG-TERM DEBT


                                                                          March 31,         December 31,
                                                                            2000                1999
                                                                          --------          -----------

         Wood Wyant Inc.
           Term loan repayable in monthly installments of
           Cdn. $20 plus interest at prime plus 3/4%
           (prime at March 31, 2000 - 7%), maturing
           October 1, 2001.  Principal amount Cdn. $1,386
           (December 31, 1999 - Cdn. $1,447)                               $  956             $1,003

           Term loan repayable in monthly installments of
           Cdn. $35 plus interest at prime plus 3/4%,
           maturing April 30, 2003.  (Principal amount -
           December 31, 1999 -   Cdn. $1,400)                                  --                970

           Term loan repayable in monthly installments of
           Cdn. $50 plus interest at prime plus 3/4%,
           maturing June 30, 2003.  (Principal amount -
           December 31, 1999 - Cdn. $2,080)                                    --              1,441

           Term loan repayable in monthly installments of
           Cdn. $42 plus interest at prime plus 3/4%,
           maturing March 15, 2004.  Principal amount -
           Cdn. $1,958 (December 31, 1999 -    Cdn. $2,083)                 1,351              1,443

           Revolving credit facility (Cdn. $942 -
           December 31, 1999 - Cdn. $1,034)                                   650                716
                                                                           ------             ------
                                                                            2,957              5,573
           Current portion                                                    768              3,182
                                                                           ------             ------
                                                                           $2,189             $2,391
                                                                           ======             ======


         Wood Wyant also has a collateralized revolving line of credit with the Bank of Nova Scotia bearing interest at the prime rate in Canada (7% at March 31, 2000). The maximum available under this line of credit was increased on February 22, 2000 from Cdn. $7,500,000 (U.S. $5,175,000) to Cdn. $10,000,000 (U.S.
         $6,899,000), and the line of credit was then used, on March
         8, 2000, to repay the outstanding balance on two term loans totalling Cdn. $3,321,000 (U.S. $2,291,000) which had been obtained in the second quarter of 1998 to finance business acquisitions.

         Also on February 22, 2000, the collateralized revolving credit facility of Cdn. $3,000,000 (U.S. $2,070,000) was renegotiated, with the maturity date changing from September 30, 2000 to September 30, 2001 and the maximum availability reducing to Cdn. $2,000,000 (U.S. $1,380,000).

5.       EARNINGS PER SHARE


                                                                                THREE MONTHS ENDED MARCH 31

                                                                                   2000                     1999
                                                                                   ----                     ----
                                                                                                        Restated
                                                                                                        [Note 9]

Numerator

  Income from continuing operations                                          $      313               $       12
  Preferred stock dividends and accretion                                            90                       95
                                                                             ----------               ----------

  Numerator for basic earnings per share -
    Income (loss) from continuing operations available
    to common stockholders                                                          223                      (83)
  Accretion on convertible preferred shares                                          31                       29
                                                                             ----------               ----------

  Numerator for diluted earnings per share -
    Income (loss)  from continuing operations available
    to common stockholders                                                   $      254               $      (54)
                                                                             ==========               ==========

Denominator

  Denominator for basic earnings per share -
    Weighted-average shares issued, issuable and
      outstanding                                                             3,603,950                3,607,150
  Effect of dilutive securities
    Convertible securities                                                      283,111                  283,111
    Stock options                                                                 8,526                      540
                                                                             ----------               ----------
  Denominator for diluted earnings per share -
    Adjusted weighted-average shares                                          3,895,587                3,890,801
                                                                             ==========               ==========

Basic earnings per share from continuing operations                          $     0.06               $    (0.02)

Diluted earnings per share from continuing operations                        $     0.06               $   ( 0.02)



6.       SEGMENT INFORMATION FROM CONTINUING OPERATIONS


   Three months ended March 31
                                                   Sanitation          Wiping
                                                    Products          Products          Corporate         Total
                                                   ----------         --------          ---------         -----

   2000
   ----

   Revenues from external customers                    $14,559              $4,226                        $18,785
   Intersegment revenues                                   930                  99                          1,029
   Segment income (loss)  before taxes                     536                  28              (3)           561
   Segment assets                                       31,335               6,901           1,775         40,011

   1999 [Restated - Note 9]
   ----

   Revenues from external customers                    $14,406              $4,119                        $18,525
   Intersegment revenues                                   813                  85                            898
   Segment income (loss) before taxes                      213                  23           (185)             51


7.       CONTINGENCIES

         PENSION PLAN
         ------------

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

         As a result of the sale of the Division, the Company incurred a withdrawal liability and recorded a provision in the amount of $1,996,620 for all known and quantifiable liabilities arising at the time of the sale of the Division. The balance of this provision at March 31, 2000 was $1,992,093.

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

8.       RESTRUCTURING CHARGE

         During the fourth quarter of 1999 Wood Wyant incurred a special charge of $1,085,000, composed entirely of severance costs related to 38 employee terminations. During the first quarter of 2000, $578,000 of this amount was paid and charged against the amount accrued, leaving a balance of $398,000 remaining to be paid as at March 31, 2000. All of the above employees had been terminated by March 31, 2000.

9.       RESTATEMENT

         Results for the first quarter of 1999 have been restated to reflect accounting adjustments made during the 1999 year-end financial close. The effect of the adjustments was to reduce gross profit by $122,000 and income from continuing operations and net income by $71,000 or $0.02 per common share. The balance of retained earnings was similarly reduced by $71,000.

10.      ACCOUNTING DEVELOPMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarifies certain conditions to be met in order to recognize revenue. The Company has reviewed the provisions of SAB 101 and has determined that it is in compliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto included in Item I of this quarterly report, and the financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. As indicated in Note 2 to the consolidated financial statements, the Company has sold its Wyant Health Care Division and substantially all of its operating assets. Accordingly, such consolidated financial statements, as well as the discussion below, reflect the consummation of this transaction by showing the health care business as "discontinued operations" for income statement purposes.

The following information includes forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934) that involve a number of risks and uncertainties that may influence the financial performance and earnings of the Company, and may cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, factors such as the ability of the Company to implement its business strategy following consummation of the sale of the Wyant Health Care Division, the ability to maintain existing customer relationships and to secure new customers on satisfactory terms, whether by contract or otherwise, unforeseen price pressure on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements, the ability to obtain any necessary financing on reasonably satisfactory terms, the effect of exchange rate fluctuations and the effect of competitive, capital market and general economic conditions. Such forward-looking statements, which reflect the Company's current views with respect to certain future events and financial performance, should be considered in light of such factors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999

SALES
-----

Sales of continuing operations for the first quarter of 2000 increased by $260,000 or 1.4% to $18,785,000 from the total of $18,525,000 in the same quarter last year, after eliminating inter-segment sales of $1,029,000 in the current quarter and $898,000 in the first quarter of 1999. Sales of the sanitation products segment were $15,489,000 in the current quarter, an increase of $270,000 or 1.8% over the same quarter last year. The increase resulted primarily from sales of a business acquired in mid-1999 and the favorable impact of a stronger Canadian dollar translation rate, which more than offset a reduction in direct sales of paper products from the Company's paper converting operation. Sales of the wiping products segment at $4,325,000 were $121,000 or 2.9% higher than in the first quarter of 1999.

COST OF SALES AND GROSS PROFIT
------------------------------

Gross profit of the sanitation products segment improved to 39.2% of sales in the first quarter of 2000 from 35.6% in the same quarter last year, due primarily to increased selling prices for paper products and an improved product mix. Gross profit of the wiping products segment was virtually unchanged at 17.6% of sales compared with 17.7% in the first quarter of 1999.

SELLING EXPENSES
----------------

Selling expenses for the first quarter of 2000 amounted to $3,768,000, an increase of $179,000 or 5.0% over the same quarter last year. In the sanitation products segment, selling expenses at $3,176,000 were $149,000 or 4.9% higher than in the corresponding quarter last year. The increase was primarily due to the unfavorable impact of the stronger Canadian dollar translation rate and higher outward freight costs, which more than offset the reduction in other selling and marketing expenses which resulted for the most part from the restructuring of operations in the fourth quarter of 1999. In the wiping products segment, selling expenses increased by $29,000 or 5.2% to $592,000 in the current quarter, reflecting primarily higher outward freight costs.

GENERAL AND ADMINISTRATION EXPENSES
-----------------------------------

General and administration expenses increased by $30,000 or 1.4% to $2,216,000 in the current quarter. Expenses of the sanitation products segment at $2,099,000 were $114,000 or 5.7% higher than in the first quarter of 1999. The increase was primarily due to the negative impact of the stronger Canadian dollar translation rate. General and administration expenses of the wiping products segment were $126,000 in the current quarter, a reduction of $6,000 or 4.5% from the same quarter last year. Corporate charges in the current quarter at ($9,000) were $78,000 lower than in the first quarter of 1999, when expenses were $69,000. A reduction of $66,000 in the allowance for doubtful accounts receivable during the current quarter was the principal reason for the change.

AMORTIZATION
------------

Amortization amounted to $195,000 in the first quarter of 2000, an increase of $51,000 over the same quarter last year. The increase resulted primarily from the amortization of the Company's new information systems hardware and software.

INTEREST EXPENSE
----------------

Interest expense declined to $176,000 in the current quarter, from $310,000 in the corresponding quarter last year. The lower expense was due to a reduction of $110,000 in interest costs in the United States, resulting from the repayment of the loan from Congress Financial Corporation from the proceeds of sale of the Company's health care operations in July 1999, together with a decrease of $25,000 in interest expense in Canada, reflecting the utilization of part of an investment in 1999 of $4,500,000 by Wyant Corporation in additional common shares of Wood Wyant Inc. to reduce the Company's bank borrowing.

OTHER INCOME
------------

Other income decreased to $81,000 in the first quarter of 2000 from $123,000 in the same quarter last year.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-----------------------------------------------------

Income from continuing operations before income taxes amounted to $561,000 in the current quarter, an increase of $510,000 over the level of $51,000 in the same quarter last year. The sanitation products and wiping products segments improved by $323,000 and $5,000, respectively, while corporate expenses were $182,000 lower than in the first quarter of 1999.

INCOME TAXES
------------

Income tax expense was $248,000 in the first quarter of 2000, compared with $39,000 in the corresponding quarter last year. The change reflected the higher level of pre-tax earnings in the current quarter.

DISCONTINUED OPERATIONS
-----------------------

There were no discontinued operations in the current quarter, while in the first quarter of 1999 the discontinued health care operations generated after-tax income from operations of $407,000 or $0.11 per common share.

NET INCOME
----------

Net income for the first quarter of 2000 amounted to $313,000, compared with $419,000 in the first quarter of 1999. After deducting dividends and accretion relating to the mandatorily redeemable preferred shares, this represented $0.06 per common share in the current quarter and $0.09 per common share in the first quarter of 1999. The 1999 amounts have been restated to reflect accounting adjustments made during the 1999 year-end financial close.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity and capital resources of the Company's Canadian operations (Wood Wyant) and United States operations (IFC Disposables) are discussed separately, as each is self-financing and has separate banking facilities.

CANADIAN OPERATIONS
-------------------

The Canadian operations utilized $3,702,000 of cash during the first quarter of 2000. Operating activities utilized $75,000 as a result of an increase in working capital of $746,000, primarily due to lower payables ($1,272,000) and income taxes payable ($92,000), partially offset by lower receivables ($303,000) and inventories ($291,000). The reduction in payables was in part due to the payment during the quarter of $578,000 relating to the restructuring charge incurred in the fourth quarter of 1999. The lower receivables reflected primarily improved collection performance. Capital expenditures during the quarter amounted to $431,000. Repayments of long-term debt totalled $3,962,000 in the first quarter, including the renegotiation of a revolving credit facility on February 22, 2000, with the maturity date changing from September 30, 2000 to September 30, 2001 and the maximum availability changing to Cdn. $2,000,000 ($1,376,000). In addition, also on February 22, 2000, the Company restructured its financing by increasing the collateralized revolving line of credit by Cdn. $2,500,000 to Cdn. $10,000,000 ($6,899,000) and utilizing this line of credit to repay, on March 8, 2000, the outstanding balance of Cdn. $3,321,000 ($2,291,000) on two term loans which had been obtained in the second quarter of 1998 to finance business acquisitions. In January 2000, $545,000 of Class A Preferred shares of Wood Wyant Inc. were redeemed. Dividends paid in the quarter on the outstanding Class A and Class B Preferred shares amounted to $38,000.

As at March 31, 2000, approximately $1,379,000 was available under the Company's Cdn. $10,000,000 collateralized revolving line of credit. In addition, approximately $709,000 was available to finance future capital expenditures under the Cdn. $2,000,000 revolving credit facility.

All borrowings of the Canadian operations are with the Bank of Nova Scotia. Long-term debt outstanding at March 31, 2000 amounted to $2,957,000, including $768,000 due within one year. All of the loans were at the commercial prime rate in Canada (7% at March 31, 2000) plus 0.75%. The collateralized revolving line of credit bears interest at the prime rate in Canada. Under the terms of the loan agreements, covenants exist which require Wood Wyant to meet certain ratios relating to debt to tangible net worth, current assets to current liabilities and cash flow to debt service, as well as maintaining a minimum level of tangible net worth. Also, borrowing under the revolving credit facility must not exceed a given proportion of accounts receivable. The Company was in compliance with all of the covenants at March 31, 2000.

The Company has no commitments for material capital expenditures and has no plans for major capital expenditures for existing businesses during the next five years. Payments on long-term debt obligations existing at March 31, 2000 average less than $600,000 over the next five years, with a maximum of $1,634,000 in 2001. Amounts required to redeem Class A and Class B Preferred shares approximate $550,000 per annum during that period. Holders of the Class F Preferred shares have an option to redeem those shares which may be exercised between July 1 and July 31, 2000. Exercise of the option would require an additional annual amount of approximately $440,000 for five years commencing in 2000.

Management believes that future operating cash flows and amounts available under existing credit facilities will be sufficient to meet its ongoing operating cash requirements and amounts required for capital asset additions, as well as meet the cash requirements for debt and Preferred share redemptions discussed above.

U.S. OPERATIONS
---------------

Cash of $1,302,000 was utilized by continuing operations in the United States during the first quarter of 2000. Operating activities utilized $1,293,000 due to an increase of $1,374,000 in working capital. This increase was primarily due to a reduction of $1,571,000 in income taxes payable, reflecting the income tax payments for 1999 made in the current quarter, together with an increase in inventories of $157,000. These were partially offset by a reduction in accounts receivable of $301,000 due for the most part to the settlement of an insurance claim for $239,000 relating to a fire which occurred in 1998. Capital expenditures amounted to $27,000 in the current quarter.

IFC Disposables has a secured revolving line of credit of $1,000,000 with Union Planters Bank, National Association which bears interest at bank prime (9% at March 31, 2000) plus 1%. This line of credit, which expires on July 16, 2002, is guaranteed by Wyant Corporation and is available to finance working capital. Unused availability at March 31, 2000 amounted to $450,000. Maximum borrowing under the facility is determined by advance formulas applicable to the book value of accounts receivable and inventories of IFC.

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

SIGNIFICANT FACTORS AND KNOWN TRENDS

PENSION PLAN
------------

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

As a result of the sale of the Division, the Company incurred a withdrawal liability and recorded a provision in the amount of $1,996,620 for all known and quantifiable liabilities arising at the time of the sale of the Division. The balance of this provision at March 31, 2000 was $1,992,093.

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

a)   Not applicable

b)   Reports on Form 8-K

     No current reports on Form 8-K have been filed during the quarter ended March 31, 2000.

                                WYANT CORPORATION

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Wyant Corporation
                               (Registrant)


Date: May 11, 2000             SIGNATURE: /s/ Marc D'Amour
      ------------                        ----------------------
                                          Marc D'Amour
                                          Vice President,
                                          Chief Financial Officer
                                          and Treasurer
                                          (For the registrant and as
                                          Principal Financial Officer)