Form 10-Q
period 2000-06-30
WYANT CORP
filed 2000-08-10
CIK 48569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000
                                      ---------------------------------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                            to
                                 -----------------------      ---------------

Commission file number                  0-8410


                                WYANT CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                      11-2236837
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1170 U.S. Highway 22 East, Suite 203, Bridgewater, New Jersey    08807
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code    514-636-9926

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

        Class                                    Outstanding at August 8, 2000
--------------------------------------------------------------------------------
Common stock, $.01 par value                               2,270,617

                       WYANT CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                          QUARTER ENDED JUNE 30, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The attached unaudited consolidated financial statements of Wyant Corporation and Subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim periods.

         Consolidated balance sheet                                     3

         Consolidated statement of operations                           4

         Consolidated statement of cash flows                           5

         Consolidated statement of stockholders' equity                 6

         Notes to consolidated financial statements                     7-12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                WYANT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                                                                    June 30             December 31
                                                                                                       2000                    1999
                                                                                                   --------             -----------

ASSETS
Current
Cash and cash equivalents                                                                          $    147                $  1,204
Accounts receivable                                                                                  13,210                  12,685
Inventories (note 3)                                                                                  8,522                   8,887
Deferred income taxes                                                                                 1,289                   1,419
Income taxes recoverable                                                                                127                    --
Prepaid expenses                                                                                        249                     373
                                                                                                   --------                --------
Total current assets                                                                                 23,544                  24,568

Property, plant and equipment, net of accumulated
amortization of $12,900 (December 31, 1999 - $13,020)                                                10,821                  11,014
Goodwill, net of accumulated amortization of $195
(December 31, 1999 - $159)                                                                            4,221                   4,365
Other assets                                                                                          1,273                   1,301
                                                                                                   --------                --------
Total assets                                                                                       $ 39,859                $ 41,248
                                                                                                   ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Revolving line of credit                                                                           $  5,264                $  2,078
Accounts payable                                                                                      4,448                   4,855
Accrued expenses                                                                                      4,554                   4,093
Accrued restructuring expenses                                                                          375                     976
Income taxes payable                                                                                   --                     1,285
Current portion of long-term debt (note 4)                                                              752                   3,182
Current portion of preferred stock of subsidiary                                                        532                     545
                                                                                                   --------                --------
Total current liabilities                                                                            15,925                  17,014

Long-term debt, excluding current portion (note 4)                                                    2,245                   2,391
Other long-term liabilities                                                                           1,438                   1,514
Preferred stock of subsidiary (note 12)                                                               4,915                   5,483
Deferred income taxes                                                                                 1,927                   1,918

Stockholders' equity
Common stock, par value $0.01 per share                                                                  27                      27
Additional paid-in capital                                                                            6,813                   6,813
Retained earnings                                                                                     6,855                   6,133
Cumulative translation adjustment                                                                      (286)                    (45)
                                                                                                   --------                --------
Total stockholders' equity                                                                           13,409                  12,928
                                                                                                   --------                --------

Total liabilities and stockholders' equity                                                         $ 39,859                $ 41,248
                                                                                                   ========                ========


See accompanying notes

                               WYANT CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                             Three months ended               Six months ended
                                                                                   June 30                        June 30
                                                                           ------------------------        -----------------------
                                                                               2000            1999            2000           1999
                                                                               ----            ----            ----           ----
                                                                                           Restated                       Restated
                                                                                           (Note 10)                      (Note 10)

Net sales                                                                  $ 20,751        $ 20,301        $ 39,536        $ 38,826
Cost of sales                                                                13,196          13,313          25,146          25,681
                                                                           --------        --------        --------        --------
Gross profit                                                                  7,555           6,988          14,390          13,145

Expenses
  Selling                                                                     3,855           3,982           7,623           7,572
  General and administration                                                  2,338           2,386           4,554           4,572
  Amortization                                                                  207             147             402             291
  Interest expense                                                              178             337             354             646
  Other income                                                                  (59)            (26)           (140)           (150)
                                                                           --------        --------        --------        --------
                                                                              6,519           6,826          12,793          12,931
                                                                           --------        --------        --------        --------

Income from continuing operations
  before income taxes                                                         1,036             162           1,597             214

Income tax expense
  Current                                                                       409              60             525              78
  Deferred                                                                       40              22             172              43
                                                                           --------        --------        --------        --------
                                                                                449              82             697             121
                                                                           --------        --------        --------        --------

Income from continuing operations                                               587              80             900              93
Discontinued operations, net of income taxes (note 2) (1)                      --               567            --               974
                                                                           --------        --------        --------        --------
Net income                                                                      587             647             900           1,067

Dividends and accretion of mandatorily
  redeemable preferred stock                                                     88              90             178             186
                                                                           --------        --------        --------        --------

Net income attributable to common shares                                   $    499        $    557        $    722        $    881
                                                                           ========        ========        ========        ========

Per common share (note 6)
  Basic

  Income from continuing operations                                        $   0.14        $   --          $   0.20        $  (0.03)
  Discontinued operations                                                      --              0.15            --              0.27
  Net income                                                                   0.14            0.15            0.20            0.24

  Diluted

  Income from continuing operations                                            0.14            --              0.20           (0.03)
  Discontinued operations                                                      --              0.15            --              0.25
  Net income                                                                   0.14            0.15            0.20            0.23


(1) Income taxes of discontinued operations amounted to $ 305,000 in the three months ended June 30, 1999 and $ 517,000 in the six months ended June 30, 1999.

See accompanying notes

                                WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                                                           Six months ended
                                                                                                               June 30
                                                                                                   -------------------------------
                                                                                                         2000                 1999
                                                                                                         ----                 ----
                                                                                                                          Restated
                                                                                                                          (Note 10)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations                                                                 $   900               $    93
Adjustments to reconcile net income to net cash provided by
  operating activities
Depreciation and amortization                                                                             663                   615
Gain on sale of fixed  assets                                                                            --                       2
Deferred income tax expense                                                                               172                    93
Deferred pension costs                                                                                    (24)                  (17)
Changes in non-cash working capital balances
  Accounts receivable                                                                                    (525)               (3,883)
  Inventories                                                                                             364                    66
  Other current assets                                                                                     (2)                   99
  Accounts payable                                                                                       (552)                  473
  Income taxes payable                                                                                 (1,285)                  407
Cash provided by discontinued operations                                                                 --                     562
                                                                                                      -------               -------
Net cash used in  operating activities                                                                   (289)               (1,490)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired                                                               (7)               (1,054)
Capital expenditures                                                                                     (708)               (2,254)
Cash proceeds from sale of fixed assets                                                                    22                     5
Decrease in other assets                                                                                   31                  --
Cash used for discontinued operations                                                                    --                     (69)
                                                                                                      -------               -------
Net cash used in investing activities                                                                    (662)               (3,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in committed revolving credit facility                                                          --                     656
Repayment of long-term debt                                                                            (4,115)                 (657)
Increase in long-term debt                                                                              1,666                 1,654
Redemption of preferred shares                                                                           (545)                 (513)
Dividends paid by subsidiary                                                                              (75)                  (84)
Increase in bank indebtedness                                                                           3,186                 3,612
Cash used by discontinued operations                                                                      (70)                 --
                                                                                                      -------               -------
Net cash provided by financing activities                                                                  47                 4,668

Effect of exchange rate changes on cash                                                                  (153)                  217
                                                                                                      -------               -------

Net increase (decrease) in cash and cash equivalents                                                   (1,057)                   23
Cash and cash equivalents, beginning of period                                                          1,204                    60
                                                                                                      -------               -------
Cash and cash equivalents, end of period                                                              $   147               $    83
                                                                                                      =======               =======


See accompanying notes

                                WYANT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
             (IN THOUSANDS OF DOLLARS, EXCEPT FOR NUMBER OF SHARES)

                                                                                                       Six months ended
                                                                                                            June 30
                                                                                              ------------------------------------
                                                                                                       2000                   1999
                                                                                                       ----                   ----
                                                                                                                         Restated
                                                                                                                         (Note 10)

Common stock at par value                                                                       $        27             $        27
                                                                                                -----------             -----------

Additional paid-in capital                                                                            6,813                   6,822
                                                                                                -----------             -----------

Retained earnings

  Balance at beginning of period                                                                      6,133                   6,326
  Net income                                                                                            900                   1,067
  Dividends declared by subsidiary                                                                      (75)                    (84)
  Accretion on preferred shares of subsidiary                                                          (103)                   (101)
                                                                                                -----------             -----------
  Balance at end of period                                                                            6,855                   7,208
                                                                                                -----------             -----------

Accumulated other comprehensive income

  Balance at beginning of period                                                                        (45)                   (501)
  Foreign currency translation adjustments                                                             (241)                    248
                                                                                                -----------             -----------
  Balance at end of period                                                                             (286)                   (253)
                                                                                                -----------             -----------

Total stockholders' equity                                                                      $    13,409             $    13,804
                                                                                                ===========             ===========

Comprehensive income

  Net income                                                                                    $       900             $     1,067
  Other - Foreign currency translation adjustments                                                     (241)                    248
                                                                                                -----------             -----------
Comprehensive income for period                                                                 $       659             $     1,315
                                                                                                ===========             ===========

Number of common shares issued and outstanding                                                    2,270,617               2,273,817
Common shares issuable upon conversion
  of exchangeable shares                                                                          1,333,333               1,333,333
                                                                                                -----------             -----------
Number of common shares issued, issuable and outstanding                                          3,603,950               3,607,150
                                                                                                ===========             ===========




See accompanying notes

                               WYANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (INFORMATION AS AT JUNE 30, 2000 AND FOR THE SIX MONTHS
                  ENDED JUNE 30, 2000 AND 1999 ARE UNAUDITED)
               (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE STATED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of Wyant Corporation and its wholly-owned subsidiaries, IFC Disposables, Inc. and Wood Wyant Inc. They have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of June 30, 2000, the results of operations for the six months and three months ended June 30, 2000 and 1999 and cash flows and changes in stockholders' equity for the six months ended June 30, 2000 and 1999. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1999.


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

     The operating results of the Division were as follows:



                                                Six months
                                                   ended
                                               June 30, 1999
                                            -------------------

 Net sales                                       $20,889
 Income before income taxes                        1,491



3.   INVENTORIES


                                                      June 30,         December 31,
                                                        2000               1999
                                                        ----               ----

Raw materials                                          $2,617             $2,780
Finished goods                                          5,905              6,107
                                                       ------             ------
                                                       $8,522             $8,887
                                                       ======             ======

4.  LONG-TERM DEBT


                                                                          June 30,          December 31,
                                                                            2000                1999
                                                                          --------          -----------

         Wood Wyant Inc.
           Term loan repayable in monthly installments of
           Cdn. $20 plus interest at prime plus 3/4%
           (prime at June 30, 2000 - 7.5%), maturing
           October 1, 2001.  Principal amount Cdn. $1,324
           (December 31, 1999 - Cdn. $1,447)                               $  894             $1,003

           Term loan repayable in monthly installments of
           Cdn. $35 plus interest at prime plus 3/4%,
           maturing April 30, 2003.  (Principal amount -
           December 31, 1999 -   Cdn. $1,400)                                  --                970

           Term loan repayable in monthly installments of
           Cdn. $50 plus interest at prime plus 3/4%,
           maturing June 30, 2003.  (Principal amount -
           December 31, 1999 - Cdn. $2,080)                                    --              1,441

           Term loan repayable in monthly installments of
           Cdn. $42 plus interest at prime plus 3/4%,
           maturing March 15, 2004.  Principal amount -
           Cdn. $1,833 (December 31, 1999 -    Cdn. $2,083)                 1,238              1,443

           Revolving credit facility (Cdn. $1,280 -
           December 31, 1999 - Cdn. $1,034)                                   865                716
                                                                           ------             ------
                                                                            2,997              5,573
           Current portion                                                    752              3,182
                                                                           ------             ------
                                                                           $2,245             $2,391
                                                                           ======             ======


     Wood Wyant also has a collateralized revolving line of credit with the Bank of Nova Scotia bearing interest at the prime rate in Canada (7.5% at June 30, 2000). The maximum available under this line of credit was increased on February 22, 2000 from Cdn. $7,500,000 (U.S. $5,066,000) to Cdn.
     $10,000,000 (U.S. $6,754,000), and the line of credit was then used, on March 8, 2000, to repay the outstanding balance on two term loans totalling Cdn. $3,321,000 (U.S. $2,243,000) which had been obtained in the second quarter of 1998 to finance business acquisitions.

     Also on February 22, 2000, the collateralized revolving credit facility of Cdn. $3,000,000 (U.S. $2,026,000) was renegotiated, with the maturity date changing from September 30, 2000 to September 30, 2001 and the maximum availability reducing to Cdn. $2,000,000 (U.S. $1,351,000).

5.     Preferred stock of subsidiary

                                                                           June 30, 2000                    December 31, 1999
                                                                    ----------------------------       ----------------------------
                                                                         No. of                             No. of
                                                                         shares            $                shares           $
                                                                    ------------    ------------       ------------     -----------

Wood Wyant Inc.

4% Cumulative Redeemable Class A Preferred Stock -
  Cdn. $1,665  (December 31, 1999 - Cdn. $2,433)                        1,708,266       $    1,125        2,495,161       $    1,685

3.999999% Cumulative Redeemable Class B Preferred
  Stock - Cdn. $3,366 (December 31, 1999 - Cdn. $3,325)                 3,800,000            2,273        3,800,000            2,304

Class F Preferred Stock - Cdn. $3,033
  (December 31,1999 - Cdn. $2,943)                                        283,111            2,049          283,111            2,039
                                                                                        ----------                        ----------
                                                                                             5,447                             6,028
Current portion                                                                                532                               545
                                                                                        ----------                        ----------

                                                                                        $    4,915                        $    5,483
                                                                                        ==========                        ==========

6.    Earnings per share

                                                                    Three months ended June 30             Six months ended June 30
                                                               --------------------------------    ---------------------------------

                                                                        2000              1999              2000               1999
                                                                        ----              ----              ----               ----
                                                                                      Restated                             Restated
                                                                                     (Note 10)                            (Note 10)

 Numerator
   Income from continuing operations                                   $ 587              $ 80             $ 900               $ 93
   Preferred stock dividends and accretion                                88                90               178                186
                                                                  ----------        ----------        ----------         ----------
   Numerator for basic earnings per share -
     Income from continuing operations available
     to common stockholders                                              499               (10)              722                (93)
   Accretion on convertible preferred shares                              31                29                62                 57
                                                                  ----------        ----------        ----------         ----------
   Numerator for diluted earnings per share -
     Income from continuing operations available
     to common stockholders                                            $ 530              $ 19             $ 784              $ (36)
                                                                  ==========        ==========        ==========         ==========

 Denominator
   Denominator for basic earnings per share -
     Weighted-average shares issued, issuable and
     outstanding                                                   3,603,950         3,607,150         3,603,950          3,607,150
   Effect of dilutive securities
     Convertible securities                                          283,111           283,111           283,111            283,111
     Stock options                                                        --                --                --                 --
                                                                  ----------        ----------        ----------         ----------
   Denominator for diluted earnings per share -
     Adjusted weighted-average shares                              3,887,061         3,890,261         3,887,061          3,890,261
                                                                  ==========        ==========        ==========         ==========

 Basic earnings per share from continuing operations                  $ 0.14              $ --            $ 0.20            $ (0.03)
 Diluted earnings per share from continuing operations                $ 0.14              $ --            $ 0.20            $ (0.03)


The effect of the convertible preferred shares has not been included in computing the diluted earnings per share from continuing operations for the six months ended June 30, 1999, since to do so would be anti-dilutive.

7.       Segment information from continuing operations


                                                          Sanitation         Wiping
                                                           Products         Products         Corporate         Total
                                                          ----------        --------         ---------         -----

         Three months ended June 30

         2000
         ----
         Revenues from external customers                  $15,736          $ 5,015                            $20,751
         Intersegment revenues                               1,001               92                              1,093
         Segment income (loss) before taxes                  1,116               68             (148)            1,036
         Segment assets                                     31,173            7,031            1,655            39,859


         1999 (Restated - Note 10)
         -----
         Revenues from external customers                   15,608            4,693                             20,301
         Intersegment revenues                               1,162               97                              1,259
         Segment income (loss) before taxes                    253               64             (155)              162


         Six months ended June 30

         2000
         ----
         Revenues from external customers                  $30,295          $ 9,241                            $39,536
         Intersegment revenues                               1,931              191                              2,122
         Segment income (loss) before taxes                  1,652               96             (151)            1,597


         1999 (Restated - Note 10)
         ----
         Revenues from external customers                   30,014            8,812                             38,826
         Intersegment revenues                               1,975              182                              2,157
         Segment income (loss) before taxes                    466               87             (339)              214


8.       CONTINGENCIES

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

         As a result of the sale of the Division, the Company incurred a withdrawal liability and recorded a provision in the amount of $1,998,620 for all known and quantifiable liabilities arising at the time of the sale of the Division. The balance of this provision at June 30, 2000 was $1,956,578.

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

9.       RESTRUCTURING CHARGE

         During the fourth quarter of 1999 Wood Wyant incurred a special charge of $1,085,000, composed entirely of severance costs related to 38 employee terminations. During the six months ended June 30, 2000, $760,000 of this amount was paid and charged against the amount accrued, leaving a balance of $325,000 remaining to be paid as at June 30, 2000. All of the above employees had been terminated by June 30, 2000.

10.      RESTATEMENT

         Results for the three months and six months ended June 30, 1999 have been restated to reflect accounting adjustments made during the 1999 year-end financial close. The effect of the adjustments was to reduce gross profit, income from continuing operations and net income by $177,000, $102,000 and $102,000 or $0.03 per common share, respectively, for the three months ended June 30, 1999 and by $299,000, $173,000 and $173,000 or $0.05 per common share, respectively, for the six months ended June 30, 1999.

         The balance of retained earnings at June 30, 1999 was reduced by $275,000.

11.      ACCOUNTING DEVELOPMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarifies certain conditions to be met in order to recognize revenue. The Company has reviewed the provisions of SAB 101 and has determined that it is in compliance.

12.      SUBSEQUENT EVENT

         During July 2000, holders of the 283,111 outstanding Class F Preferred shares of Wood Wyant Inc. exercised an option to redeem those shares at a price of Cdn. $11.250028 ($7.60) per share. As a consequence, the shares will be redeemed in five equal annual instalments commencing August 3, 2000. In addition, dividends on the outstanding shares will be paid at a rate of 3.5% per annum commencing July l, 2000.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS
ENDED JUNE 30, 1999.

SALES
-----

Sales of continuing operations for the second quarter of 2000 increased by $450,000 or 2.2% to $20,751,000 from the total of $20,301,000 in the same quarter last year, after eliminating inter-segment sales of $1,093,000 in the current quarter and $1,259,000 in the second quarter of 1999. Sales of the sanitation products segment at $16,737,000 for the current quarter were $33,000 or 0.2% lower than in the corresponding quarter of 1999. The reduction was primarily due to lower direct sales of paper products from the Company's paper converting operation, which offset the increase in sales derived from a business acquired in mid-1999. Sales of the wiping products segment at $5,107,000 were $317,000 or 6.6% higher than in the second quarter last year.

COST OF SALES AND GROSS PROFIT
------------------------------

Gross profit of the sanitation products segment improved to 40.1% of sales in the second quarter of 2000 from 36.0% of sales in the same quarter last year, due primarily to increased selling prices for paper products and an improved product mix. Gross profit of the wiping products segment was 16.5% of sales in the current quarter, down from 18.2% of sales in the same quarter last year due to competitive pricing pressures.

SELLING EXPENSES
----------------

Selling expenses for the second quarter of 2000 amounted to $3,855,000, a reduction of $127,000 or 3.2% from the same quarter last year. In the sanitation products segment, selling expenses at $3,221,000 were $121,000 or 3.6% lower than in the second quarter of 1999. The improvement was primarily due to the reduction in expenses resulting from the restructuring of operations in the fourth quarter of 1999. In the wiping products segment, selling expenses at $633,000 were $7,000 or 1.1% lower than in the second quarter of 1999, as higher outward freight costs associated primarily with the increased level of sales were more than offset by savings from reduced staffing levels.

GENERAL AND ADMINISTRATION EXPENSES
-----------------------------------

General and administration expenses were $2,338,000 in the current quarter, a decrease of $48,000 or 2.0% from the second quarter last year. Expenses of the sanitation products segment at $2,089,000 were $107,000 or 4.9% lower than in the same quarter of 1999, primarily reflecting the reduced level of expenses following the restructuring of operations in the fourth quarter last year. General and administration expenses of the wiping products segment were $120,000 in the current quarter, a reduction of $14,000 from the same quarter last year due to reduced staffing costs. Corporate charges in the current quarter amounted to $128,000, an increase of $63,000 over the corresponding quarter last year due primarily to a higher level of professional fees.

AMORTIZATION
------------

Amortization amounted to $207,000 in the second quarter of 2000, an increase of $60,000 over the same quarter last year. The increase primarily resulted from the amortization of the Company's new information systems hardware and software.

INTEREST EXPENSE
----------------

Interest expense declined to $178,000 in the second quarter from $337,000 in the corresponding quarter of 1999. The lower expense was due to a reduction of $96,000 in interest costs in the United States, resulting from the repayment of the loan from Congress Financial Corporation from the proceeds of sale of the Company's health care operations in July 1999, together with a decrease of $63,000 in interest expense in Canada, reflecting the utilization of part of an investment in 1999 by Wyant Corporation of $4,500,000 in additional common shares of Wood Wyant Inc. to reduce the Company's bank borrowing.

OTHER INCOME
------------

Other income increased to $59,000 from $26,000 in the second quarter of 1999.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-----------------------------------------------------

Income from continuing operations before income taxes amounted to $1,036,000 in the current quarter, an increase of $874,000 over the level of $162,000 in the second quarter last year. The sanitation products segment contributed $863,000 of the improvement, while the wiping products segment and corporate expenses were favorable by $4,000 and $7,000 respectively.

INCOME TAXES
------------

Income tax expense was $449,000 in the current quarter, compared with $82,000 in the same quarter last year. The change reflected the higher level of pre-tax earnings in the current quarter.

DISCONTINUED OPERATIONS
-----------------------

There were no discontinued operations in the current quarter, while in the second quarter of 1999 the discontinued health care operations generated after-tax income from operations of $567,000 or $0.15 per common share.

NET INCOME
----------

Net income for the second quarter of 2000 amounted to $587,000, compared with $647,000 in the second quarter last year. After deducting dividends and accretion relating to the mandatorily redeemable preferred shares, this represented $0.14 per common share in the current quarter and $0.15 per common share in the second quarter of 1999. The 1999 amounts have been restated to reflect accounting adjustments made during the 1999 year-end financial close.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30,1999.

SALES
-----

Sales of continuing operations for the six months ended June 30, 2000 were $39,536,000, an increase of $710,000 or 1.8% over the total of $38,826,000 in the first half of 1999, after eliminating inter-segment sales of $2,122,000 in the current period and $2,157,000 in the same period last year. Sales of the sanitation products segment amounted to $32,226,000 in the first half of 2000, an increase of $237,000 or 0.7% over the corresponding period last year. The increase was primarily from sales of a business acquired in mid-1999 and the favorable impact of a stronger Canadian dollar translation rate, which more than offset a reduction in direct sales of paper products from the Company's paper converting operation. Sales of the wiping products segment increased by $438,000 or 4.9% to $9,432,000 in the first half of 2000.

COST OF SALES AND GROSS PROFIT
------------------------------

Gross profit of the sanitation products segment improved to 39.7% of sales in the first half of 2000 from 35.6% of sales in the first half of 1999, due primarily to an improved product mix and increased selling prices for paper products. Gross profit of the wiping products segment was 17.0% of sales in the current period compared with 18.0% of sales in the first half of 1999.

SELLING EXPENSES
----------------

Selling expenses increased by $51,000 or 0.7% to $7,623,000 in the six months ended June 30, 2000 from $7,572,000 in the corresponding period last year. Expenses of the sanitation products segment at $6,397,000 were $28,000 or 0.4% higher than in the first half of 1999. The higher expenses resulted primarily from the unfavorable impact of the stronger Canadian dollar translation rate, which more than offset the reduction in expenses resulting from the restructuring of operations in the fourth quarter of 1999.

Selling expenses of the wiping products segment at $1,226,000 were $24,000 higher than in the first half of 1999, primarily as a result of an increase of $57,000 in outward freight costs, which more than offset a reduction in staffing costs of $34,000.

GENERAL AND ADMINISTRATION EXPENSES
-----------------------------------

General and administration expenses at $4,554,000 were $18,000 or 0.4% lower than in the first half of 1999. In the sanitation products segment, expenses increased by $8,000 to $4,189,000, as the unfavorable impact of the stronger Canadian dollar translation rate and higher consulting fees more than offset reduced employee costs. Expenses of the wiping products segment at $246,000 were $19,000 or 7.2% lower than in the first half of 1999. Corporate charges for the first half of 2000 were $119,000, compared with $126,000 in the same period last year.

AMORTIZATION
------------

Amortization amounted to $402,000 in the first half of 2000, an increase of $111,000 over the same period last year. The higher expense was primarily due to the amortization of the Company's new information systems hardware and software.

INTEREST EXPENSE
----------------

Interest expense for the first half of 2000 decreased by $292,000 to $354,000, compared with $646,000 in the corresponding period last year. The reduction was due to a decrease of $204,000 in interest costs in the United States following the repayment of the loan from Congress Financial Corporation from the proceeds of sale of the Company's health care operations in July 1999, together with a decrease of $88,000 in interest expense in Canada, where bank borrowing was reduced as a result of the investment of $4,500,000 in 1999 by Wyant Corporation in additional common shares of Wood Wyant Inc.

OTHER INCOME
------------

Other income for the current period of $140,000 was $10,000 lower than in the same period last year.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-----------------------------------------------------

Income from continuing operations before income taxes for the first half of 2000 amounted to $1,597,000, an increase of $1,383,000 over the total of $214,000 for the corresponding period in 1999. The sanitation products and wiping products segments improved by $1,186,000 and $9,000 respectively, while corporate expenses were $188,000 lower than in the first half of 1999.

INCOME TAXES
------------

Income tax expense was $697,000 in the first half of 2000, compared with $121,000 in the same period last year, reflecting the higher level of pre-tax earnings in the current period.

DISCONTINUED OPERATIONS
-----------------------

The discontinued health care operations generated after-tax income of $974,000 or $0.27 per common share in the first half of 1999. There were no discontinued operations in the current period.

NET INCOME
----------

Net income for the first half of 2000 amounted to $900,000, compared with $1,067,000 in the first half of 1999. After deducting dividends and accretion relating to the mandatorily redeemable preferred shares, this represented $0.20 per common share in the current period and $0.24 per common share in the first half of 1999. The 1999 amounts have been restated to reflect accounting adjustments made during the 1999 year-end financial close.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity and capital resources of the Company's Canadian operations (Wood Wyant Inc.) and United States operations (IFC Disposables) are discussed separately, as each is self-financing and has separate banking facilities.

CANADIAN OPERATIONS
-------------------

The Canadian operations utilized $2,821,000 of cash during the first half of 2000. Operating activities generated $935,000 of cash during the period, despite an increase in working capital of $679,000, primarily due to higher receivables ($788,000) and lower payables ($527,000), partially offset by lower inventories ($290,000) and higher income taxes payable ($229,000). The higher receivables reflected the increased sales activity, partially offset by improved collection performance. The reduction in payables was due primarily to the payment during the first half of 2000 of $650,000 relating to the restructuring charge incurred in the fourth quarter of 1999. Capital expenditures during the period totalled $550,000. Long-term debt repayments amounted to $4,115,000, including the renegotiation of a revolving credit facility on February 22, 2000 which changed the maturity date from September 30, 2000 to September 30, 2001 and the maximum availability to Cdn. $2,000,000 ($1,351,000). The Company also restructured its financing on the same date by increasing the collateralized revolving line of credit by Cdn. $2,500,000 to Cdn. $10,000,000 ($6,754,000) and utilizing this line of credit to repay, on March 8, 2000, the outstanding balance of Cdn. $3,321,000 ($2,243,000) on two term loans which had been obtained in the second quarter of 1998 to finance business acquisitions. On June 8, 2000, Cdn. $430,000 ($290,000) was borrowed, utilizing the existing revolving credit facility, to finance equipment purchases. In January 2000, $545,000 of Class A Preferred shares of Wood Wyant Inc. were redeemed. Dividends paid on the outstanding Class A and Class B Preferred shares during the first half of 2000 amounted to $75,000.

As at June 30, 2000, approximately $2,178,000 was available under the Company's Cdn. $10,000,000 collateralized revolving line of credit. In addition, approximately $313,000 was available to finance future capital expenditures under the Cdn. $2,000,000 revolving credit facility.

All borrowings of the Canadian operations are with the Bank of Nova Scotia. Long-term debt outstanding at June 30, 2000 amounted to $2,997,000, including $752,000 due within one year. All of the loans were at the commercial prime rate in Canada (7.5% at June 30, 2000) plus 0.75%. The collateralized revolving line of credit bears interest at the prime rate in Canada. Under the terms of the loan agreements, covenants exist which require Wood Wyant to meet certain ratios relating to debt to tangible net worth, current assets to current liabilities and cash flow to debt service, as well as maintaining a minimum level of tangible net worth. Also, borrowing under the revolving credit facility must not exceed a given proportion of accounts receivable. The Company was in compliance with all of the covenants at June 30, 2000.

The Company has no commitments for material capital expenditures and has no plans for major capital expenditures for existing businesses during the next five years. Payments on long-term debt obligations existing at June 30, 2000 average less than $600,000 over the next five years, with a maximum of $1,890,000 in 2001. Amounts required to redeem Class A and Class B Preferred shares approximate $550,000 per annum during that period. Holders of the Class F Preferred shares exercised an option in July 2000 to redeem all of the outstanding Class F Preferred shares of Wood Wyant Inc. As a result, an annual amount of approximately $430,000 will be paid to the shareholders for five years commencing on August 3, 2000 to redeem the shares.

Management believes that future operating cash flows and amounts available under existing credit facilities will be sufficient to meet its ongoing operating cash requirements and amounts required for capital asset additions, as well as meet the cash requirements for debt and Preferred share redemptions discussed above.

US OPERATIONS
-------------

Cash of $1,352,000 was utilized by continuing operations in the United States during the first half of 2000. Operating activities utilized $1,224,000 due to an increase in working capital of $1,321,000. This increase was primarily due to the payment of income taxes for 1999 during the current period, which resulted in a decrease of $1,640,000 in income taxes payable. This was partially offset by an increase in payables of $374,000. Capital expenditures in the first half of 2000 amounted to $159,000.

IFC Disposables has a secured revolving line of credit of $1,000,000 with Union Planters Bank, National Association, which bears interest at bank prime (9.5% at June 30, 2000) plus 1%. This line of credit, which expires on July 16, 2002, is guaranteed by Wyant Corporation and is available to finance working capital. Unused availability at June 30, 2000 amounted to $635,000. Maximum borrowing under the facility is determined by advance formulas applicable to the book value of accounts receivable and inventories of IFC.

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

As a result of the sale of the Division, the Company incurred a withdrawal liability and recorded a provision in the amount of $1,998,620 for all known and quantifiable liabilities arising at the time of the sale of the Division. The balance of this provision at June 30, 2000 was $1,956,578.

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

a)   Not applicable

b)   Reports on Form 8-K

     No current reports on Form 8-K have been filed during the quarter ended June 30, 2000.

                                WYANT CORPORATION

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Wyant Corporation
                               (Registrant)


Date: August 9, 2000           SIGNATURE: /s/ Marc D'Amour
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