Form 10-Q
period 2000-09-30
WYANT CORP
filed 2000-11-20
CIK 48569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000
                                      ---------------------------------------

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

        Class                                   Outstanding at November 15, 2000
--------------------------------------------------------------------------------
Common stock, $.01 par value                               2,270,617

                       WYANT CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The attached unaudited consolidated financial statements of Wyant Corporation and Subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim periods.

         Consolidated balance sheet                                  3

         Consolidated statement of operations                        4

         Consolidated statement of cash flows                        5

         Consolidated statement of stockholders' equity              6

         Notes to consolidated financial statements                  7-13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                WYANT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                   September 30      December 31
                                                           2000             1999
                                                   ------------      -----------
                                                                        Restated
                                                                        (Note 10)

ASSETS
CURRENT
Cash and cash equivalents                              $    195         $  1,204
Accounts receivable                                      12,839           12,685
Inventories (note 3)                                      6,966            8,887
Deferred income taxes                                     1,288            1,419
Prepaid expenses                                            267              373
                                                       --------         --------
TOTAL CURRENT ASSETS                                     21,555           24,568

Property, plant and equipment, net of accumulated
amortization of $13,111 (December 31, 1999 - $13,020)    10,573           11,014
Goodwill, net of accumulated amortization of $212
(December 31, 1999 - $159)                                4,137            4,365
Other assets                                              1,280            1,301
                                                       --------         --------
TOTAL ASSETS                                           $ 37,545         $ 41,248
                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Revolving line of credit                               $  4,605         $  2,078
Accounts payable                                          5,496            5,589
Accrued expenses                                          3,496            4,093
Accrued restructuring expenses                              432              976
Income taxes payable                                        218            1,035
Current portion of long-term debt (note 4)                1,307            3,182
Current portion of preferred stock of subsidiary            947              545
                                                       --------         --------
TOTAL CURRENT LIABILITIES                                16,501           17,498

Long-term debt, excluding current portion (note 4)        1,480            2,391
Other long-term liabilities                               1,399            1,514
Preferred stock of subsidiary (note 12)                   4,029            5,483
Deferred income taxes                                     1,757            1,918

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share                      27               27
Additional paid-in capital                                6,813            6,813
Retained earnings                                         5,982            5,649
Cumulative translation adjustment                          (443)             (45)
                                                       --------         --------
TOTAL STOCKHOLDERS' EQUITY                               12,379           12,444
                                                       --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 37,545         $ 41,248
                                                       ========         ========


See accompanying notes

                                WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                              Three months ended      Nine months ended
                                                                 September 30           September 30
                                                              ------------------    --------------------
                                                                2000        1999         2000        1999
                                                                ----        ----         ----        ----
                                                                                                 Restated
                                                                                                 (Note 10)

Net sales                                                   $ 20,267    $ 20,514     $ 59,803    $ 59,340
Cost of sales                                                 13,432      13,455       39,005      39,289
                                                            --------    --------     --------    --------
Gross profit                                                   6,835       7,059       20,798      20,051

Expenses
  Selling                                                      3,763       4,180       11,386      11,752
  General and administration                                   2,623       2,165        7,177       6,737
  Amortization                                                   208         193          610         484
  Interest expense                                               184         224          538         870
  Other income                                                   (66)        (69)        (206)       (219)
                                                            --------    --------     --------    --------
                                                               6,712       6,693       19,505      19,624
                                                            --------    --------     --------    --------

Income from continuing operations
  before income taxes                                            123         366        1,293         427

Income tax expense
  Current                                                        286         102          666         128
  Deferred                                                      (146)         23           26          66
                                                            --------    --------     --------    --------
                                                                 140         125          692         194
                                                            --------    --------     --------    --------

Income (loss) from continuing operations                         (17)        241          601         233
Discontinued operations, net of income taxes (note 2) (1)       --          (224)          --         750
                                                            --------    --------     --------    --------
Net income (loss)                                                (17)         17          601         983

Dividends and accretion of mandatorily
  redeemable preferred stock                                      90          93          268         279
                                                            --------    --------     --------    --------

Net income (loss) attributable to common shares             $   (107)   $    (76)    $    333    $    704
                                                            ========    ========     ========    ========

Per common share (note 6)
  BASIC
  Income (loss) from continuing operations                  $  (0.03)   $   0.04     $   0.09    $  (0.01)
  Discontinued operations                                       --         (0.06)          --        0.21
  Net income (loss)                                            (0.03)      (0.02)        0.09        0.20
  DILUTED
  Income (loss) from continuing operations                     (0.03)       0.04         0.09       (0.01)
  Discontinued operations                                       --         (0.06)          --        0.19
  Net income (loss)                                            (0.03)      (0.02)        0.09        0.20


(1) Income tax (recovery) of discontinued operations amounted to $(17,000) in the three months ended September 30, 1999 and $ 500,000 in the nine months ended September 30, 1999.

See accompanying notes

                                WYANT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                                                                          Nine months ended
                                                                                                             September 30
                                                                                                    ------------------------------
                                                                                                         2000                 1999
                                                                                                         ----                 ----
                                                                                                                          Restated
                                                                                                                          (Note 10)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations                                                                  $  601               $   233
Adjustments to reconcile net income to net cash provided by
  operating activities
Depreciation and amortization                                                                           1,125                   952
Loss on sale of fixed  assets                                                                              --                     3
Deferred income tax expense                                                                                26                    66
Deferred pension costs                                                                                    (37)                  (28)
Changes in non-cash working capital balances
  Accounts receivable                                                                                    (154)               (4,202)
  Inventories                                                                                           1,920                   756
  Other current assets                                                                                    106                   143
  Accounts payable                                                                                     (1,241)                1,357
  Income taxes payable                                                                                   (817)                1,093
Cash provided by discontinued operations                                                                   --                   517
                                                                                                       ------               -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                               1,529                   890

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired                                                               (7)               (1,030)
Capital expenditures                                                                                   (1,053)               (2,598)
Cash proceeds from sale of fixed assets                                                                    22                     9
Decrease (increase) in other assets                                                                        23                   (42)
Cash used for discontinued operations                                                                      --                   (49)
Proceeds of sale of discontinued operations, net of $581
  held in escrow and expenses of $3,061                                                                    --                 8,551
                                                                                                       ------               -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                    (1,015)                4,841

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in committed revolving credit facility                                                            --                (4,239)
Repayment of long-term debt                                                                            (4,269)               (1,015)
Increase in long-term debt                                                                              1,666                 3,283
Redemption of preferred shares                                                                           (978)                 (513)
Dividends paid by subsidiary                                                                             (129)                 (127)
Purchase of common shares for cancellation                                                                 --                    (9)
Increase (decrease) in bank indebtedness                                                                2,527                  (710)
Cash used by discontinued operations                                                                     (106)                   --
                                                                                                       ------               -------
NET CASH USED IN FINANCING ACTIVITIES                                                                  (1,289)               (3,330)

Effect of exchange rate changes on cash                                                                  (234)                  203
                                                                                                       ------               -------

Net increase (decrease) in cash and cash equivalents                                                   (1,009)                2,604
Cash and cash equivalents, beginning of period                                                          1,204                    60
                                                                                                       ------               -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                               $  195               $ 2,664
                                                                                                       ======               =======

See accompanying notes

                                WYANT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
             (IN THOUSANDS OF DOLLARS, EXCEPT FOR NUMBER OF SHARES)


                                                                                                          Nine months ended
                                                                                                             September 30
                                                                                                    ------------------------------
                                                                                                         2000                 1999
                                                                                                         ----                 ----
                                                                                                                          Restated
                                                                                                                          (Note 10)

COMMON STOCK AT PAR VALUE
  Balance at beginning of period                                                                  $        27           $        27
  Stock purchased for cancellation                                                                         --                    --
                                                                                                  -----------           -----------
  BALANCE AT END OF PERIOD                                                                                 27                    27
                                                                                                  -----------           -----------

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period                                                                        6,813                 6,822
  Stock purchased for cancellation                                                                       --                      (9)
                                                                                                  -----------           -----------
  Balance at end of period                                                                              6,813                 6,813
                                                                                                  -----------           -----------

RETAINED EARNINGS
  Balance at beginning of period                                                                        5,649                 5,882
  Net income                                                                                              601                   983
  Dividends declared by subsidiary                                                                       (129)                 (127)
  Accretion on preferred shares of subsidiary                                                            (139)                 (152)
                                                                                                  -----------           -----------
  BALANCE AT END OF PERIOD                                                                              5,982                 6,586
                                                                                                  -----------           -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance at beginning of period                                                                          (45)                 (501)
  Foreign currency translation adjustments                                                               (398)                  234
                                                                                                  -----------           -----------
  BALANCE AT END OF PERIOD                                                                               (443)                 (267)
                                                                                                  -----------           -----------

TOTAL STOCKHOLDERS' EQUITY                                                                        $    12,379           $    13,159
                                                                                                  ===========           ===========

COMPREHENSIVE INCOME
  Net income                                                                                      $       601           $       983
  Other - Foreign currency translation adjustments                                                       (398)                  234
                                                                                                  -----------           -----------
COMPREHENSIVE INCOME FOR PERIOD                                                                   $       203           $     1,217
                                                                                                  ===========           ===========

COMMON SHARES
  NUMBER OF COMMON SHARES ISSUED AT BEGINNING OF PERIOD                                             2,270,617             2,273,817
  SHARES PURCHASED FOR CANCELLATION                                                                        --                (3,200)
                                                                                                  -----------           -----------
  NUMBER OF COMMON SHARES ISSUED AND OUTSTANDING                                                    2,270,617             2,270,617

COMMON SHARES ISSUABLE UPON CONVERSION
  OF EXCHANGEABLE SHARES                                                                            1,333,333             1,333,333
                                                                                                  -----------           -----------
NUMBER OF COMMON SHARES ISSUED, ISSUABLE AND OUTSTANDING                                            3,603,950             3,603,950
                                                                                                  ===========           ===========


See accompanying notes
                                       6

                                WYANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (INFORMATION AS AT SEPTEMBER 30, 2000 AND FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 2000 AND 1999 ARE UNAUDITED)
               (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE STATED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of Wyant Corporation and its wholly-owned subsidiaries, IFC Disposables, Inc. and Wood Wyant Inc. They have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of September 30, 2000, the results of operations for the nine months and three months ended September 30, 2000 and 1999 and cash flows and changes in stockholders' equity for the nine months ended September 30, 2000 and 1999.

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

     The operating results of the Division were as follows:


                                                               Nine months ended
                                                              September 30, 1999
                                                              ------------------

Net sales                                                                $22,747
Income before income taxes                                                 1,835



3.   INVENTORIES


                                                September 30,       December 31,
                                                         2000               1999
                                                         ----               ----

Raw materials                                          $1,619             $2,780
Finished goods                                          5,347              6,107
                                                       ------             ------
                                                       $6,966             $8,887
                                                       ======             ======


4.   LONG-TERM DEBT

                                                                        September 30,    December 31,
                                                                            2000             1999
                                                                        -------------    ------------
       Wood Wyant Inc.
            Term loan repayable in monthly installments of
            Cdn $20 plus interest at prime plus 3/4%
            (prime at September 30, 2000 - 7.5%), maturing
            October 1, 2001.  Principal amount Cdn. $ 1,263
            (December 31, 1999 - Cdn. $1,447)                               $  840        $1,003

            Term loan repayable in monthly installments of
            Cdn. $35 plus interest at prime plus 3/4%,
            maturing April 30, 2003.  (Principal amount
            December 31, 1999 - Cdn. $1,400)                                    --           970

            Term loan repayable in monthly installments of
            Cdn. $50 plus interest at prime plus 3/4%,
            maturing June 30, 2003. (Principal amount
            December 31, 1999 - Cdn $2,080)                                     --         1,441

            Term loan repayable in monthly installments of
            Cdn. $42 plus interest at prime plus 3/4%,
            maturing March 15, 2004.  Principal amount
            Cdn. $1,708 (December 31, 1999 - Cdn. $2,083)                    1,136         1,443

            Revolving credit facility (Cdn. $1,219 -
            December 31, 1999 - Cdn. $1,034)                                   811           716
                                                                            ------        ------
                                                                             2,787         5,573
           Current portion                                                   1,307         3,182
                                                                            ------        ------
                                                                            $1,480        $2,391
                                                                            ======        ======

     Wood Wyant also has a collateralized revolving line of credit with the Bank of Nova Scotia bearing interest at the prime rate in Canada (7.5% at September 30, 2000). The maximum available under this line of credit was increased on February 22, 2000 from Cdn. $7,500,000 (U.S. $4,988,000) to
     Cdn. $10,000,000 (U.S. $6,651,000), and the line of credit was then used, on March 8, 2000, to repay the outstanding balance on two term loans totalling Cdn. $3,321,000 (U.S. $2,209,000) which had been obtained in the second quarter of 1998 to finance business acquisitions.

     Also on February 22, 2000, the collateralized revolving credit facility of Cdn. $3,000,000 (U.S. $1,995,000) was renegotiated, with the maturity date changing from September 30, 2000 to September 30, 2001 and the maximum availability reducing to Cdn. $2,000,000 (U.S. $1,330,000).

     As a consequence of the accounting irregularities referred to in Note 10, IFC Disposables is in default of certain of the loan covenants relating to the secured revolving line of credit. The balance outstanding under the revolving line of credit at September 30, 2000 of $365,000 has since been fully repaid. The Company expects to renegotiate the terms of the facility and to restore normal operating practices during the fourth quarter of 2000.

5.   PREFERRED STOCK OF SUBSIDIARY

                                                                      September 30, 2000                  December 31, 1999
                                                                 ----------------------------       ----------------------------
                                                                      No. of                             No. of
                                                                      shares            $                shares           $
                                                                 ------------    ------------       ------------     -----------
WOOD WYANT INC.

4% Cumulative Redeemable Class A Preferred Stock -
   Cdn. $1,674 (December 31, 1999 - Cdn. $2,433)                   1,708,266          $1,114          2,495,161          $1,685

3.999999% Cumulative Redeemable Class B Preferred
   Stock - Cdn. $3,387 (December 31, 1999 - Cdn. $3,325)           3,800,000           2,252          3,800,000           2,304

Class F Preferred Stock - Cdn. $2,420
   (December 31,1999 - Cdn. $2,943)                                  226,488           1,610            283,111           2,039
                                                                                 ------------                        -----------
                                                                                       4,976                              6,028
 Current portion                                                                         947                                545
                                                                                 ------------                        -----------

                                                                                      $4,029                             $5,483
                                                                                 ============                        ===========



During July 2000, holders of the 283,111 outstanding Class F Preferred shares of Wood Wyant Inc. exercised an option to redeem those shares at a price of Cdn. $11.250028 ($7.60) per share. As a consequence, the shares are being redeemed in five equal annual installments commencing August 3, 2000. In addition, dividends on the outstanding shares are being paid at a rate of 3.5% per annum commencing July l, 2000.

6.   EARNINGS PER SHARE

                                                                        Three months ended                    Nine months ended
                                                                              September 30                         September 30
                                                           --------------------------------    ---------------------------------

                                                                    2000              1999              2000               1999
                                                                    ----              ----              ----               ----
                                                                                                                       Restated
                                                                                                                        Note 10)

Numerator
   Income (loss) from continuing operations                        $(17)             $ 241             $ 601              $ 233
   Preferred stock dividends and accretion                           90                 93               268                279
                                                               --------          ---------         ---------         ----------

   Numerator for basic earnings per share -
     Income (loss) from continuing operations available
     to common stockholders                                        (107)               148               333                (46)
   Accretion on convertible preferred shares                         10                 29                72                 86
                                                               --------          ---------         ---------          ---------

   Numerator for diluted earnings per share -
     Income (loss) from continuing operations available
     to common stockholders                                        $(97)             $ 177             $ 405               $ 40
                                                               ========          =========         =========          =========

Denominator
   Denominator for basic earnings per share -
     Weighted-average shares issued, issuable and
     outstanding                                              3,603,950          3,607,080         3,603,950          3,607,127
   Effect of dilutive securities
     Convertible securities                                      95,396            283,111           220,083            283,111
     Stock options                                               32,029                 --             4,977                 --
                                                               --------          ---------         ---------          ---------
   Denominator for diluted earnings per share -
     Adjusted weighted-average shares                         3,731,375          3,890,191         3,829,010          3,890,238
                                                              =========          =========         =========          =========

 Basic earnings per share from continuing operations             $(0.03)            $ 0.04            $ 0.09             $(0.01)
 Diluted earnings per share from continuing operations           $(0.03)            $ 0.04            $ 0.09             $(0.01)


The effect of the convertible preferred shares has not been included in computing the diluted earnings per share from continuing operations for the three months and nine months ended September 30, 1999 and for the nine months ended September 30, 2000, since to do so would be anti-dilutive.

7.   SEGMENT INFORMATION FROM CONTINUING OPERATIONS


                                                         Sanitation          Wiping
                                                          Products          Products          Corporate         Total
                                                         ----------         --------          ---------         -----



     Three months ended September 30

     2000
     ----
     Revenues from external customers                     $14,753           $ 5,514                            $20,267
     Intersegment revenues                                  1,275                83                              1,358
     Segment income (loss) before taxes                     1,050              (541)             (386)             123
     Segment assets                                        29,344             6,555             1,646           37,545

     1999
     ----
     Revenues from external customers                      15,193             5,321                             20,514
     Intersegment revenues                                    966                72                              1,038
     Segment income (loss) before taxes                       391                71               (96)             366


     Nine months ended September 30

     2000
     ----
     Revenues from external customers                     $45,048           $14,755                            $59,803
     Intersegment revenues                                  3,206               274                              3,480
     Segment income (loss) before taxes                     2,702              (872)             (537)           1,293


     1999 (Restated - Note 10)
     ----
     Revenues from external customers                      45,207            14,133                             59,340
     Intersegment revenues                                  2,941               254                              3,195
     Segment income (loss) before taxes                       857                 6              (436)             427


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

         As a result of the sale of the Division, the Company incurred a withdrawal liability and recorded a provision in the amount of $1,998,620 for all known and quantifiable liabilities arising at the time of the sale of the Division. The balance of this provision at September 30, 2000 was $1,920,446.

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

 9.      RESTRUCTURING CHARGE

         During the fourth quarter of 1999 Wood Wyant incurred a special charge of $1,085,000, composed entirely of severance costs related to 38 employee terminations. During the nine months ended September 30, 2000, $858,000 of this amount was paid and charged against the amount accrued, leaving a balance of $227,000 remaining to be paid as at September 30, 2000. All of the above employees had been terminated by June 30, 2000.

10.      RESTATEMENTS

          A) Results for the nine months ended September 30, 1999 have been restated to reflect accounting adjustments made during the 1999 year-end financial close. The effect of the adjustments was to reduce gross profit, income from continuing operations and net income for the nine months ended September 30, 1999 by $299,000, $173,000 and $173,000 or $0.05 per common share, respectively.

          B) Results for the nine months ended September 30, 1999 have also been restated to reflect the correction of accounting irregularities discovered at the Company's subsidiary, IFC Disposables, Inc. This had the effect of reducing gross profit, income from continuing operations and net income for the nine months ended September 30, 1999 by $149,000, $98,000 and $98,000 or $0.02 per common share, respectively.

               Also, results for the nine months ended September 30, 2000 reflect the restatement of the results for the six months ended June 30, 2000 resulting from the above accounting irregularities. The restatement for the six months period reduced gross profit, income from continuing operations and net income by $427,000, $282,000 and $282,000 or $0.08 per common share, respectively. The balance of retained earnings at September 30, 2000 has been reduced by a total of $766,000 as a result of these accounting irregularities, which commenced in 1997, as follows:

                    Year 1997                                   $135,000
                    Year 1998                                    309,000
                    Year 1999                                     40,000
                    Six months ended June 30, 2000               282,000

         As a result of the above restatements, the balance of retained earnings at September 30, 1999 has been reduced by $715,000.

11.      ACCOUNTING DEVELOPMENTS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will be effective for the Company's December 31, 2001 year-end and interim periods. The Company has not determined the impact, if any, on its consolidated financial statements arising from the eventual application of SFAS 133.

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

RESULTS OF OPERATIONS

RESTATEMENT OF RESULTS OF PRIOR PERIODS
---------------------------------------

Accounting irregularities discovered at the Company's wholly-owned subsidiary, IFC Disposables, Inc. have resulted in earnings for the period from January 1, 1997 to June 30, 2000 being overstated by a total of $766,000 on an after-tax basis, as follows:

          Year 1997                                   $135,000
          Year 1998                                    309,000
          Year 1999                                     40,000
          Six months ended June 30, 2000               282,000

The resulting restatement of results for the nine months ended September 30, 1999 has reduced net income for that period by $98,000 or $0.02 per common share. Net income for the six months ended June 30, 2000 had been overstated by $282,000 or $0.08 per common share and the results for the nine months ended September 30, 2000 reflect this restatement.

In addition to the above, results for the nine months ended September 30, 1999 have been restated to reflect accounting adjustments made during the 1999 year-end financial close. The effect of these adjustments was to reduce net income for the nine months by a further $173,000 or $0.05 per common share.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

SALES
-----

Sales of continuing operations for the third quarter of 2000 decreased by $247,000 or 1.2% to $20,267,000 from $20,514,000 in the same quarter last year, after eliminating inter-segment sales of $1,358,000 in the current quarter and $1,038,000 in the third quarter of 1999. Sales of the sanitation products segment were $16,028,000 in the current quarter, a decrease of $131,000 or 0.8% from the corresponding quarter last year. Sales of the wiping products segment at $5,597,000 were $204,000 or 3.6% higher than in the third quarter of 1999.

COST OF SALES AND GROSS PROFIT
------------------------------

Gross profit of the sanitation products segment improved to 40.2% of sales, from 38.1% of sales in the third quarter last year, due primarily to increased selling prices for paper products and an improved product mix. Gross profit of the wiping products segment was 6.9% of sales in the current quarter, down from 16.7% of sales in the same quarter last year, primarily due to an increase in the quarter in the reserve for obsolete inventories of $300,000 and to competitive pricing pressures.

SELLING EXPENSES
----------------

Selling expenses for the third quarter of 2000 totalled $3,763,000, a reduction of $417,000 or 10.0% from the same quarter in 1999. In the sanitation products segment, selling expenses at $3,133,000 were $360,000 or 10.3% lower than in the third quarter of 1999. The improvement was primarily the result of lower outward freight costs and savings derived from the restructuring of operations in the fourth quarter of 1999. In the wiping products segment, selling expenses at $630,000 were $57,000 or 8.3% lower than in the corresponding quarter last year. The reduction was primarily due to lower outward freight costs in the current quarter.

GENERAL AND ADMINISTRATION EXPENSES
-----------------------------------

General and administration expenses amounted to $2,623,000 in the third quarter, an increase of $458,000 or 21.2% over the same quarter last year. Expenses of the sanitation products segment at $1,967,000 were $11,000 or 0.6% higher than in the third quarter of 1999. In the wiping products segment, expenses increased by $152,000 to $276,000 in the current quarter, resulting primarily from an increase of $145,000 to the allowance for doubtful accounts. Corporate charges in the current quarter amounted to $380,000, an increase of $295,000 over the corresponding quarter of 1999, due primarily to a higher level of professional fees.

AMORTIZATION
------------
Amortization expense was $208,000 in the third quarter of 2000, an increase of $15,000 over the same quarter last year. The increase was primarily the result of amortization of the Company's new information systems hardware and software.

INTEREST EXPENSE
----------------

Interest expense declined to $184,000 in the third quarter from $224,000 in the same quarter of 1999. The decrease was primarily due to a lower level of borrowing in Canada, reflecting the utilization of part of an investment in 1999 by Wyant Corporation of $4,500,000 in additional common shares of Wood Wyant Inc. to reduce the Company's bank borrowing.

OTHER INCOME
------------

Other income at $66,000 was $3,000 lower than in the third quarter of 1999.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-----------------------------------------------------

Income from continuing operations before income taxes amounted to $123,000 in the current quarter, a decrease of $243,000 from the level of $366,000 earned in the corresponding quarter last year. The sanitation products segment improved by $659,000 over the third quarter of 1999, while the wiping products segment declined by $612,000 and corporate expenses increased by $290,000.

INCOME TAXES
------------

Income tax expense amounted to $140,000 in the third quarter of 2000, compared with $125,000 in the same quarter last year. The higher expense in the current quarter, despite the significantly lower pre-tax earnings, resulted from the earnings in Canada being taxed at a higher rate than that applicable to the tax losses incurred in the United States.

DISCONTINUED OPERATIONS
-----------------------

There were no discontinued operations in the current quarter, while in the third quarter of 1999 the discontinued health care operations incurred a loss of $224,000 or $0.06 per common share.

NET INCOME
----------

The third quarter of 2000 recorded a loss of $17,000, compared with net income of $17,000 in the same quarter last year. After deducting dividends and accretion relating to the mandatorily redeemable preferred shares, this represented a loss of $0.03 per common share in the current quarter and a loss of $0.02 in the same quarter last year.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30,1999.

SALES
-----

Sales of continuing operations for the nine months ended September 30, 2000 were $59,803,000, an increase of $463,000 or 0.8% over the total of $59,340,000 in the same period last year, after eliminating inter-segment sales of $3,480,000 in the current period and $3,195,000 in the corresponding period in 1999. Sales of the sanitation products segment amounted to $48,254,000 in the first nine months of 2000, an increase of $106,000 or 0.2% over the same period last year. Sales of the wiping products segment were $15,029,000, an increase of $642,000 or 4.5% over the same period in 1999.

COST OF SALES AND GROSS PROFIT
------------------------------

Gross profit of the sanitation products segment increased to 39.8% of sales from 36.7% of sales in the first nine months of 1999 due primarily to an improved product mix and increased selling prices for paper products. Gross profit of the wiping products segment declined to 10.4% of sales from 16.4% in the same period last year, primarily due to an increase to the reserve for obsolete inventories of $300,000 which was recorded in the third quarter of 2000 and to competitive pricing pressures.

SELLING EXPENSES
----------------

Selling expenses amounted to $11,386,000 in the current period, a decrease of $366,000 or 3.1% from the corresponding period last year. Expenses of the sanitation products segment at $9,530,000 were $332,000 or 3.4% lower than in the same period last year. Selling expenses of the wiping products segment at $1,856,000 were $34,000 or 1.8% lower than in the same period last year.

GENERAL AND ADMINISTRATION EXPENSES
-----------------------------------

General and administration expenses at $7,177,000 were $440,000 or 6.5% higher than in the first nine months of 1999. In the sanitation products segment, expenses at $6,156,000 were only $19,000 higher than in the corresponding period last year. In the wiping products segment, expenses increased by $133,000 or 34.2% to $522,000 as a result of the increase of $145,000 to the reserve for doubtful accounts receivable. Corporate charges increased to $499,000 from $211,000 in the same period last year, primarily due to higher professional fees.

AMORTIZATION
------------

Amortization expense was $610,000, an increase of $126,000 over the corresponding period in 1999, primarily due to the amortization of the Company's new information systems hardware and software.

INTEREST EXPENSE
----------------

Interest expense for the current period amounted to $538,000, a decrease of $332,000 from the same period last year due to lower levels of borrowing in both the United States and Canada.

OTHER INCOME
------------
Other income for the current period at $206,000 was $13,000 lower than in the corresponding period last year.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
-----------------------------------------------------

Income from continuing operations before income taxes for the current period amounted to $1,293,000, an increase of $866,000 over the same period in 1999. The sanitation products segment improved by $1,845,000, while the wiping products segment declined by $878,000 and corporate expenses increased by $101,000.

INCOME TAXES
------------

Income tax expense was $692,000 in the current period, compared with $194,000 in the corresponding period last year, reflecting the higher level of pre-tax earnings in the current period.

DISCONTINUED OPERATIONS
-----------------------

The discontinued health care operations generated after-tax income of $750,000 or $0.21 per common share in the first nine months of 1999. There were no discontinued operations in the current period.

NET INCOME
----------

Net income for the nine months ended September 30, 2000 amounted to $601,000, compared with $983,000 in the same period last year. After deducting dividends and accretion of mandatorily redeemable preferred shares, this represented earnings of $0.09 per common share in the current period and $0.20 per common share in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity and capital resources of the Company's Canadian operations (Wood Wyant Inc.) and United States operations (IFC Disposables) are discussed separately, as each is self-financing and has separate banking facilities.

CANADIAN OPERATIONS
-------------------

The Canadian operations utilized $2,162,000 of cash during the first nine months of 2000. Operating activities generated $2,639,000 of cash during the period, despite an increase in working capital of $179,000, as increased receivables ($684,000) and lower payables ($1,984,000) more than offset lower inventories ($1,225,000) and increased income taxes payable ($1,107,000). Capital expenditures during the period totalled $873,000. Long-term debt repaid amounted to $4,269,000, including the renegotiation of a revolving credit facility on February 22, 2000 which changed the maturity date from September 30, 2000 to September 30, 2001 and the maximum availability to Cdn. $2,000,000 ($1,330,000). The Company also restructured its financing on the same date by increasing the collateralized revolving line of credit by Cdn. $2,500,000 to Cdn. $10,000,000 ($6,651,000) and utilizing this line of credit to repay, on March 8, 2000, the outstanding balance of Cdn. $3,321,000 ($2,209,000) on two term loans which had been obtained in the second quarter of 1998 to finance business acquisitions. On June 8, 2000 Cdn. $430,000 ($286,000) was borrowed, utilizing the existing revolving credit facility, to finance equipment purchases. In January 2000, $545,000 of Class A Preferred shares of Wood Wyant Inc. were redeemed and on August 3, 2000, $433,000 of Class F Preferred shares were redeemed following the exercise in July 2000 by the Class F Preferred shareholders of an option to redeem the 283,111 outstanding shares at a price of Cdn. $11.250028 ($7.60) per share in five equal annual instalments commencing August 3, 2000. Dividends paid on outstanding preferred shares during the first nine months of 2000 totalled $129,000.

As at September 30, 2000, approximately $2,426,000 was available under the Company's Cdn. $10,000,000 collateralized revolving line of credit. In addition, approximately $242,000 was available to finance future capital expenditures under the Cdn. $2,000,000 revolving credit facility.

All borrowings of the Canadian operations are with the Bank of Nova Scotia. Long-term debt outstanding at September 30, 2000 amounted to $2,787,000, including $1,307,000 due within one year. All of the loans were at the commercial prime rate in Canada (7.5% at September 30, 2000) plus 0.75%. The collateralized revolving line of credit bears interest at the prime rate in Canada. Under the terms of the loan agreements, covenants exist which require Wood Wyant to meet certain ratios relating to debt to tangible net worth, current assets to current liabilities and cash flow to debt service, as well as maintaining a minimum level of tangible net worth. Also, borrowing under the revolving credit facility must not exceed a given proportion of accounts receivable. The Company was in compliance with all of the covenants at September 30, 2000.

The Company has no commitments for material capital expenditures and has no plans for major capital expenditures for existing businesses during the next five years. Payments on long-term debt obligations existing at September 30, 2000 average less than $600,000 over the next five years, with a maximum of $1,861,000 in 2001. Amounts required to redeem preferred shares approximate $950,000 per annum during that period.

Management believes that future operating cash flows and amounts available under existing credit facilities will be sufficient to meet its ongoing operating cash requirements and amounts required for capital asset additions, as well as meet the cash requirements for debt and preferred share redemptions discussed above.

US OPERATIONS
-------------

Cash of $1,264,000 was utilized by continuing operations in the United States during the first nine months of 2000. Operating activities utilized $1,107,000 primarily due to the losses incurred in the period. Working capital increased by $4,000, as a decrease of $1,924,000 in income taxes payable was largely offset by an increase in payables of $1,466,000 and a reduction of inventories of $668,000, while receivables increased by $163,000. Capital expenditures in the current period amounted to $179,000.

IFC Disposables has a secured revolving line of credit of $1,000,000 with Union Planters Bank, National Association, which bears interest at bank prime (9.5% at September 30, 2000) plus 1%. This line of credit, which expires on July 16, 2002, is guaranteed by Wyant Corporation and is available to finance working capital. Unused availability at September 30, 2000 amounted to $635,000. Maximum borrowing under the facility is determined by advance formulas applicable to the book value of accounts receivable and inventories of IFC.

As a consequence of the accounting irregularities previously discussed, IFC Disposables is in default of certain of the loan covenants relating to the secured revolving line of credit. The balance outstanding under the revolving line of credit at September 30, 2000 of $365,000 has since been fully repaid. The Company expects to renegotiate the terms of the facility and to restore normal operating practices during the fourth quarter of 2000.

Management believes that future operating cash flows, cash on hand and other sources of cash available will be sufficient to enable the Company to meet its ongoing operating cash requirements and to finance capital asset additions.

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

As a result of the sale of the Division, the Company incurred a withdrawal liability and recorded a provision in the amount of $1,998,620 for all known and quantifiable liabilities arising at the time of the sale of the Division. The balance of this provision at September 30, 2000 was $1,920,446.

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

a)   Not applicable

b)   Reports on Form 8-K

     No current reports on Form 8-K have been filed during the quarter ended September 30, 2000.

                                WYANT CORPORATION

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Wyant Corporation
                                  (Registrant)


Date: November 16, 2000        SIGNATURE: /s/ Marc D'Amour
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